Form 10-Q
period 2013-05-31
Aim Exploration Inc.
filed 2013-07-22
CIK 1545232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-172744

AIM EXPLORATION INC.

(Name of Small Business Issuer in its charter)

Makati City, Manila Philippines	67-0682135
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Suite 514, VGP Center 6722 Ayala Avenue	N/A
(Address of principal executive offices)	(Zip Code)

(632) 754-9929

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☑      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 19, 2013 the registrant had 68,000,000 shares of common stock outstanding.

AIM EXPLORATION INC.

2

PART I – FINANCIAL INFORMATION

AIM EXPLORATION INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

May 31, 2013

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED FINANCIAL STATEMENTS

3

AIM EXPLORATION INC.

(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

Unaudited

	May 31, 2013	Aug 31, 2012 (Audited)

ASSETS
CURRENT ASSETS
Cash	$ 7,538	$ 2,791
Total Current Assets	7,538	2,791
TOTAL ASSETS	$ 7,538	$ 2,791

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 17,115	$ 18,739
Loans from Related Party	22,347	10,500
Total Current Liabilities	39,462	29,239

TOTAL LIABILITIES	39,462	29,239

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock Authorized 250,000,000 shares of common stock, $.001 par value 68,000,000 shares and 50,000,000 shares issued and outstanding as of February 20, 2013 and August 21,2012 respectively	68,000	50,000
Deficit accumulated during the development stage	(99,924)	(76,448)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(31,924)	(26,448)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 7,538	$ 2,791

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months ended May 31, 2013	3 months ended May 31, 2012	9 months ended May 31, 2013	9 months ended May 31, 2012	Cumulative results from inception (Feb 18, 2010) to May 31, 2013

REVENUES
Total Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

Gross Profit	0	0	0	0	0

OPERATING EXPENSES
Office & General	3,626	40	4,927	7,539	12,676
Loss on impairment	0	0	0	0	3,335
Professional Fees	13,550	13,559	18,550	17,620	83,914
Total Expenses	17,176	13,599	23,477	25,159	99,925

Net Income (Loss)	(17,176)	13,599)	(23,477)	(25,159)	(99,925)

Other Income	1	0	1	0	1
Total Other Income	1	0	1	0	1
Net Income (Loss)	$ (17,175)	$ (13,599)	$ (23,476)	$ (25,159)	$ (99,924)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	68,000,000	50,000,000	62,989,011	50,000,000

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	9 months ended May 31, 2013	9 months ended May 31, 2012	Feb 18, 2010 (date of inception) to May 31, 2013

Cash Flows From Operating Activities:
Net Income (Loss)	$ (23,476)	$ (25,159)	$ (99,924)
Adjustments to reconcile Net Income (Loss) to net cash used in operating activities:
Increase (Decrease) in Accounts Payable	(1,624)	(2,340)	17,115
Net cash provided by (used in) Operating Activities	(25,100)	(27,499)	(88,809)

Financing Activities Proceeds from sale of common stock Loans from Related Party Net cash provided by Financing Activities	18,000 11,847 29,847	0 300 300	68,000 22,347 90,347

Net Increase (Decrease) in Cash	4,747	(27,199)	7,538

CASH, BEGINNING OF PERIOD	2,791	29,990	0

CASH, END OF PERIOD	$ 7,538	$ 2,791	$ 7,538

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is in the initial exploration stage and has incurred losses since inception totaling $99,924. The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31. The Company is an exploration stage company as defined in FASB ASC 915 organized to engage in mineral exploration.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at May 31, 2013 or August 31, 2012.

Advertising

Advertising costs are expensed as incurred. As of May 31, 2013, no advertising costs have been incurred.

Property

The Company does not own or rent any property. The office space is provided by the president at no charge.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Exploration-Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by the FASB standard. This standard requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has provided financial data since February 18, 2010, “Inception,” in the financial statements. Since inception, the Company has incurred a net loss of $99,924. The Company’s working capital has been generated through the sale of common stock and shareholder loans.

Fair Value of Financial Instruments

The Company has adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"). ASC 820-10 defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company's financial position or operations, but does require that the Company disclose assets and liabilities that are recognized and measured at fair value on a non-recurring basis, presented in a three-tier fair value hierarchy, as follows:

- Level 1. Observable inputs such as quoted prices in active markets;

- Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

- Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets that were measured and recognized at fair value:

- Level 1: none

- Level 2: none

- Level 3: none

The Company adopted Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of this standard did not have an impact on the Company's financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts payable and accrued expenses, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through February 28, 2013.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $31,924, an accumulated deficit of $99,924 and net loss from operations since inception of $99,924. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

The Company is funding its initial operations by way of issuing common shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 250,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On February 18, 2010, a director of the Company purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000. This amount was included in subscriptions receivable as of August 31, 2010.

As of May 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of August 31, 2011, the Company issued 40,000,000 shares for cash of $40,000 to 34 shareholders.

During the nine months ended as of May 31, 2013, the Company issued 18,000,000 shares for cash of $18,000 to 6 shareholders.

NOTE 5 – LOANS PAYABLE – RELATED PARTIES

During the nine months ended May 31, 2013, total advances from a director of the Company were $11,847. As of May 31, 2013 and August 31, 2012, total advances from a director of the Company were $22,347 and $10,500 respectively. The amounts are unsecured, non-interest bearing and are due on demand.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no material events to disclose.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements.  We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations for the Nine Months Ended May 31, 2013 Compared to the Same Period in 2012, and From Inception to May 31, 2013

No Revenues

Since our inception on February 18, 2010 to May 31, 2013, we have not yet earned any revenues.  As of May 31, 2013, we have an accumulated deficit of $99,924.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $23,476 for the nine months ended May 31, 2013 compared to our net loss of $25,159 for the nine months ended May 31, 2012.  The slight increase in net loss was mainly due to decrease in professional fees.  Since February 18, 2010 (date of inception) to May 31, 2013, we have incurred a net loss of $99,924.

Expenses

Our total operating expenses for the nine months ended May 31, 2013 were $23,477 compared to $25,159, for the same period in 2012.  Our office and general expenses decreased by $2,612 from $7,539 for the nine months ended May 31, 2012 compared to $4,927 for the nine months ended May 31, 2013.  Our office and general expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.

Three Month Period Ended May 31, 2013 Compared to the Three Months Ended May 31, 2012 and from Inception (Feb 18, 2010) to May 31, 2013

Our net loss for the three months period ended May 31, 2013 was $17,175 compared to $13,599 for the three months ended May 31, 2012.  From inception to May 31, 2013 we incurred a total net loss of $99,924.

During the three months periods ended May 31, 2013 we have not generated any revenue, nor did we generate any revenue for the three months ended May 31, 2012 or from inception to May 31, 2013.

During the three month period ended May 31, 2013, our operating expenses were office and general expenses of $3,626 and professional fees of $13,550.  The weighted average number of shares outstanding was 68,000,000 for the three months period ended May 31, 2013.  During the three month period ended May 31, 2012, our operating expenses were general and administrative expenses of $40 and professional fees of $13,599.  The weighted average number of shares outstanding was 50,000,000 for the three months period ended May 31, 2012.

Liquidity and Capital Resources

Nine Month Period Ended May 31, 2013

As at May 31, 2013, our total assets were $7,538 compared to $2,791 in total assets at August 31, 2012.  As at May 31, 2013, our current liabilities were $39,462, which was comprised of accounts payable of $17,115 and loans from related party of $22,347.  Stockholders’ deficit was $31,924 as of May 31, 2013 compared to stockholders' deficit of $26,448 as of August 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the nine months period ended May 31, 2013, net cash flows used in operating activities was $(23,476), compared to $(25,159) for the same period in 2012.  For the period from inception (February 18, 2010) to May 31, 2013, net cash from operating activities was $(99,924).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity.  For the nine months period ended May 31, 2013 net cash provided by financing activities was $29,847 compared to the nine month period ended in 2012, which was $300.  For the period from inception (February 18, 2010) to May 31, 2013, net cash provided by financing activities was $90,347 received from proceeds from issuance of common stock.

Plan of Operation

Our plan of operation for the next twelve months is to grow our retail business through marketing and building our on-line presence.

Going Concern

Our independent auditors' review report accompanying our August 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of May 31, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting.

Our Internal control over financial reporting is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of May 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of May 31, 2013, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

Evaluation of disclosure controls and procedures.

As of May 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of July 18, 2013 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AIM EXPLORATION INC.
(REGISTRANT)

Date: July 22, 2013	/s/ Gregorio Formoso
Gregorio Formoso
President, Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director
(Authorized Officer for Registrant)

