Form 10-Q/A
period 2013-05-31
Aim Exploration Inc.
filed 2013-07-25
CIK 1545232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-172744

AIM EXPLORATION INC.

(Name of Small Business Issuer in its charter)

Nevada	67-0682135
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Suite 514, VGP Center 6722 Ayala Avenue Makati City, Manila Philippines	N/A
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period May 31, 2013 (the “10-Q”), is to correct an error on the cover page of the 10-Q.  The Registrant inadvertently put the city of its offices as its state of incorporation.  The Registrant has updated this information to the State of Nevada.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

AIM EXPLORATION INC.
(REGISTRANT)

Date: July 25, 2013	/s/ Gregorio Formoso
Gregorio Formoso
President, Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director
(Authorized Officer for Registrant)

