Form 10-K
period 2013-08-31
Aim Exploration Inc.
filed 2014-01-14
CIK 1545232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-182071

AIM EXPLORATION INC.

(Exact name of registrant as specified in its charter)

Nevada	67-0682135
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

Suite 514, VGP Center

6722 Ayala Avenue

Makati City, Manila Philippines

 (Address of principal executive offices)

(632) 754-9929

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐       Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑  No ☐

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of February 28, 2013: $31,500.00 (no public market value, so price is based on last sale price to investors of $0.001)

As of January 13, 2014 the registrant’s outstanding stock consisted of 68,000,000 common shares.

PART I

Item 1.

Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We were incorporated as a Nevada state corporation on February 18, 2010.   We have entered into a share purchase agreement for a 40% share of Pah-Hsu-Qhuin Philippines Mining.  We purchased this share of the claim for 140,000 pesos.  We are not required to make any additional payments for these rights as these shares have been transferred to us.

Feldspar is a light-colored rock-forming mineral used in the manufacture of glass products, ceramics and other products.  Feldspar provides glass hardness, workability, strength, and makes it more resistant to chemicals.  It also reduces the melting temperature so less energy is used.  For ceramics, feldspar serves as a flux to form a glassy phase at low temperatures, and as a source of alkalis and alumina in glazes.  It improves the strength, toughness, and durability of the ceramic body and cements the crystalline phase of other ingredients.  Feldspar is also used in paint, in mild abrasives, urethane, latex foam, and as a welding rod coating.

We acquired our Raval claim on August 31, 2011.  We have determined to proceed with the first phase of this recommended exploration program.  The estimated cost of this exploration program is $57,000.  As at August 31, 2013, we had cash reserves of $8,146 and working capital deficit of $54,314.  We do not have sufficient funds to enable us to complete this initial phase of our exploration program.  We will require additional financing in order to commence the initial phase of exploration of the property.  There is no assurance that will be able to obtain additional financing.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

On August 31, 2011, AIM Exploration, Inc. and Alice Raval-Ventura entered into a Deed of Sales of Shares of Stock for 40% of Pah-Hsu-Qhuin Mining Phils. Corp. (“Pah-Hsu Corp.”)  We accomplished this by purchasing 14,000 of Alice R. Ventura’s 25,000 shares that she owns in Pah-Hsu Corp. for the purchase price of 140,000 Philippine Pesos.  There are currently 35,000 shares issued and outstanding in Pah-Hsu Corp., therefore 14,000 shares represent a 40% ownership.

In addition, Paladino Management and Development Corp. (“Paladino”) and Alice Raval-Ventura entered into a Deed of Sales of Shares of Stock for 30% of Pha-Hsu-Qhuin Mining Phils. Corp.  This was accomplished by Paladino purchasing 10,500 shares from Alice R. Ventura’s remaining 11,000 shares for the purchase price of 105,000 Philippine Pesos.

Our Business

We are considered an exploration or exploratory stage company as we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.  Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the property covered by the Raval claim, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.  We have no known reserves of any type of mineral.  To date, we have not discovered an economically viable mineral deposit on the property, and there is no assurance that we will discover one.

Mining claims are covered by Mining Lease Contracts under renewal by Alice Raval Ventura for 25 years.  Alice Raval Ventura has entered into a sale of shares of stock of Pah-Hsu-Qhuin Phils. Mining Corp. to Aim Exploration.  Aim Exploration has entered into a management agreement with Paladino Management and Development Corp to manage operations on the ground in the Philippines.  This Agreement is filed as an exhibit to this registration statement.  Paladino will be responsible for managing, developing and operating our claims in the Philippines.  The Agreement begins on August 31, 2011 and continues for 10 years until August 31, 2021.  In consideration of services provided to us, we have agreed to pay Paladino a manager fee equivalent to 5% of our annual gross sales from the claims, less any taxes payable.  These amount will be payable monthly, based on revenues for each month.  As of April 8, 2013, we have not yet made any payments to Paladino.  Our rights to the mining claims were acquired through the ownership of shares of stock of Pah-Hsu-Qhuin Phils.  Mining Corp., and the exclusive mining management and operating agreement entered into between Alice Raval Ventura and Paladino Management and Development Corp.

Description of the Properties

The properties consist of three mining claims covered by Lode Lease Contract Nos.  V-319, V-425, and V-521, expiring in 2014, with a total area of twenty-four hectares.  Names of the mines are “Pabling”, “Alice”, and “Namalitocan”, respectively.

Apart from the amounts paid for the shares of stock of Pah-Hsu-Qhuin Mining Phils.Corp. AIM is estimating to spend about $300,000 in the exploration and development of the mines.  The $300,000 will be used to commission more detailed plans, secure the renewal of the mining claims for another twenty-five years, develop and extract the feldspar ore from the mines, and erect a crushing plant, which includes site development and improvements as well as connection of power supply to the grid.

We have allocated a total of $10,000 for the necessary plans, which include the following:

            1.       Mining Project Feasibility Study;

            2.       Location and Survey Plan;

            3.       Three-year Development and Work Program;

            4.       Environmental Protection and Enhancement Program; and

            5.       Social Development and Management Program.

Completion of the plans is expected within two months.

The cost for the renewal of the mining claims is projected at $5,000.  While it will be possible to operate the mines under the existing mining lease contracts, renewal will ensure continuity for another twenty-five years.  The renewal process is projected to take about three to six months.

Extraction of the feldspar ore will be through the open-cut mining method using backhoes and pay loaders.  Due to the favorable geological terrain, only the clearing of the vegetation and over-burden is necessary to expose the raw material.  Under existing conditions of the mines, it will take only one week to expose the feldspar ore.  The mining operation will start where the feldspar deposits are already exposed.  As the extraction advances, overburden is stripped and soil and other waste materials are set aside for future backfilling of mined-out areas.  Extracted ore is then loaded onto dump truck for transfer to the crushing plant.  A total of $100,000 will be required to develop the mine and extract an initial 12,000 metric tons.

The crushing plant is necessary to process the ore into customer-required granule sizes.  The main equipment used are mechanized crushers and vibrating screens.  Completion time for the fabrication and erection of a 50 ton per hour plant is estimated at two months at a projected of $135,000.  Working capital allotment is $50,000.

In the mine claim areas, Initial source of power is through the use of generator sets. Ground water is available through deep wells.  Electrical power thru the local utility is available but may take up to 3 months to hook up. Generators will be used as back power source.

Feldspar Market

Domestic Market

Major users of feldspar are: for glass, Asahi Glass Phils.  (formerly Republic Glass), San Miguel Yamamura Packaging Corp., Asia Brewery, Arcya Packaging; for ceramics, HCG and Royal Tern sanitary wares and Mariwasa tiles.

Both Royal Tern and San Miguel have expressed dismay with the local supply in terms of quality and reliability.  Most suppliers are small-scale miners lacking proper processing equipment.  The sole supplier of San Miguel is the only one with processing equipment acquired for then Republic Glass in the 1990 ’ s.  Their equipment has now become unreliable, and Asahi Glass remains the priority for delivery.  Further, they are affected by an internal dispute among stakeholders.  While Royal Tern is already importing part of its requirements, San Miguel has indicated they may also do so if the local supply situation does not improve.

From 11,850 MT per year in 2005, domestic production of feldspar has increased to 16,394 MT as of 2009.  Delivered price of feldspar is about Php 2,100 to 2,700 per metric ton (USD 48 to 62).

Competition

We are a junior mineral resource exploration company.  We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties.  Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties.  In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development.  This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies.  The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Except of the purchase order from Royal Tern, dealings with other customers are at an accreditation and negotiation stage with corresponding non-disclosure agreements.    We have several interested customers and therefore do not believe that we will be dependent upon any one customer for success.  We will not sign any supply agreements until our operations are underway.

In order to serve the requirements of Royal Tern would entail the following:

·

Rental of heavy equipment (i.e., backhoe, payloader, dump truck);

·

Stripping and clearing of mine sites and their periphery to expose the raw material;

·

Rehabilitation of Pah-Hsu-Qhuin’s warehouse and processing area;

·

Purchase of 4 units basic vibrating screens @Php120,000 per unit ($2,700);

·

Use of commercial truckers to deliver to customers.

Estimated costs for this phase are Php 2.4M (USD $57,000) which will be used for the purchase of four (4) vibrating screens, pre-operating expenses, and initial working capital.

PHASE 2 – Supply to San Miguel, export, and other domestic users

SAN MIGUEL YAMAMURA Glass – Due to current supply problems, SMYPC is actively sourcing additional suppliers to augment or replace their current sole supplier.  Total potential volume is 1,800MT per month.  Last January 2011, Pah-Hsu-Qhuin Mining submitted a Letter-of-Intent to supply SMYPC with feldspar.

In Phase 2, the following shall be undertaken:

·          Renewal of mining lease agreements for an additional 25 years (@Php1.0M or $22,000);

·          Acquisition of a ball mill crusher for finer granulation (@Php2.0M or $44,000);

·          Rental of heavy equipment and use of commercial truckers shall continue until volumes justify the purchase of equipment.

An additional Php 9M (USD $210,000) will be needed for the acquisition of a ball mill crusher (for finer granulation), additional working capital, and renewal of mining lease agreements.

The lease contract is the subject of renewal for another 25 years.  Alice Raval Ventura has filed for the renewal by way of an application for a Mineral Production Sharing Agreement (MPSA).  We expect the approval of the MPSA by the middle of 2014. The leases are in the process of being renewed. They are currently under review by the MBG. We foresee no issues with renewal. All three Leases will be renewed as one lease.

Compliance with Government Regulation

To maintain a safe and healthy work environment, strict compliance with all rule and regulations embodied under the Mines Administrative Order known as “Mine Safety Rules and Regulations” shall be followed.  A qualified Safety Engineer shall be designated and safety and health programs shall be undertaken for the entire duration of the project.

There is pending legislation which will rationalize the revenue sharing schemes and mechanisms and is expected to include an increase in government share from the current 2% excise tax to about 5% to 7% of gross revenues.  Our mining claims are covered by the provisions of the Mining Act of 1995.

In addition, local governments are both beneficiaries and active participants in mineral resources management in accordance with the Philippine’s Constitution and local autonomy and empowerment.  They get a share of 40% from the gross collection of the national government from mining taxes, royalties and other fees.  In the case of occupation fees, the province gets 30% and host Municipalities get 70%.

Also, in accordance with the People’s Small Scale Mining Law, local governments are responsible for the issuance of permits for small scale mining and quarrying operations through the Provincial/City Mining Regulatory Board.  In the issuance of Environmental Compliance Certificate, local governments actively participate in the process by which the communities reach an informed decision on the social acceptability of a project.  They also participate in the monitoring of mining activities as member of the Multi-partite Monitoring Team and the Mine Rehabilitation Fund Committee. They can also act as mediator between the indigenous cultural communities and the mining contractor if the need arises.

Local government are also recipients of social infrastructures and community development projects for the utilization and benefit of the host and neighboring communities.  In the implementation of the Mining Act and its implementing rules and regulations, local governments coordinate and extend assistance the Department of Environment and Natural Resources and the Mines and Geosciences Bureau.

Patents, Trademarks, Franchises, Royalty Agreements or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Research and Development

We have not spent any amounts on research and development activities during the year ended August 31, 2013.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Employees and Employment Agreements

At present, we have no employees other than our sole officer director.  Wayne Yamamoto currently devotes 7-10 hours a week to our business.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Properties

We do not currently own any property or real estate of any kind.  Our executive offices are located at Suite 514 VGP Center 6772 Ayala Ave. Makati City, Manila, Philippines.

Item 3.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.  A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales.

Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.  We would like to register our shares for resale by our selling stockholders and then obtain a trading symbol to trade our shares over the OTC Bulletin Board.  However, there is no assurance that we will be successful in getting our common stock quoted on the OTC Bulletin Board.

Number of Holders

As of January 13, 2014, we had approximately 42 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2013.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended August 31, 2013.

Item 6.  Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto, included in this Report.  Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass.  Our actual results could differ materially from those expressed or implied by the forward looking statements as a result of various factors.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.  Our independent registered public accountants have stated in their report, included in Item 3 to our financial statements that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern.  We had net losses of $47,901 and $28,109 from continuing operation respectively, for the fiscal years ended August 31, 2013 and August 31, 2012.  We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and revenues are not yet sufficient to sustain our operations.  We will need to seek other financing to complete our business plans.  The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

In addition to our current deficit, we expect to incur additional losses during the foreseeable future.  Until we are able to locate and acquire a target business, we will not be profitable.  Consequently, we will require substantial additional capital to continue our development and marketing activities.  Since our current cash in the bank is exhausted, we are currently seeking alternative financing to sustain our operations; however, there is no assurance we will be successful in finding the cash required to locate and acquire a target business or that we will not incur additional and unplanned expenses.  There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements.  To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings.  No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

We are incurring increased costs as a result of being a publicly-traded company.  As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies.  These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.  For example, as a result of becoming a public company, we have created additional board committees and have adopted policies regarding internal controls and disclosure controls and procedures.  In addition, we have incurred additional costs associated with our public company reporting requirements.  In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do.  As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.  We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors).  We do and will continue to outsource contract employment as needed.

Results of Operations for the Fiscal Year Ended August 31, 2013 compared to the Fiscal Year Ended August 31, 2012 and the Period from February 18, 2010 (Inception) to August 31, 2013

We did not earn any revenues for the period from February 18, 2010 (Inception) to August 31, 2013.  We incurred operating expenses in the amount of $47,901 during the fiscal year ended August 31, 2013, compared to operating expenses of $28,109 for the fiscal year ended August 31, 2012.  These operating expenses were comprised of office and general fees of $19,154 (2012 - $7,539), professional fees of $26,712 (2012 - $20,570), loss on impairment of $nil (2012 - $3,335) and imputed interest of $2,035 (2012 - $nil).  From the period from February 18, 2010 (Inception) to August 31, 2012, we incurred total operating expenses of $124,349.  These operating expenses were comprised of office and general fees of $26,903, professional fees of $92,076, imputed interest of $2,035, and an impairment of an investment of $3,335.  The professional fees consist of the expenses associated with this offering such as legal, accounting and auditing fees.

Revenues

We have had no operating revenues since our inception on February 18, 2010 to August 31, 2013.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

We incurred operating expenses in the amount of $47,901 during the fiscal year ended August 31, 2013, compared to operating expenses of $28,109 for the fiscal year ended August 31, 2012.  These operating expenses were comprised of office and general fees of $19,154 (2012 - $7,539), professional fees of $26,712 (2012 - $20,570), imputed interest of $2,035 (2012 - $nil),  and loss on impairment of $nil (2012 - $3,335).  From the period from February 18, 2010 (Inception) to August 31, 2012, we incurred total operating expenses of $124,349.  These operating expenses were comprised of office and general fees of $26,903, professional fees of $92,076, imputed interest of $2,035,  and an impairment of an investment of $3,335.  The professional fees consist of the expenses associated with this offering such as legal, accounting and auditing fees.  The office and general expenses consists of utilities, insurance and office supplies.

Liquidity and Capital Resources

As at August 31, 2013, we had cash reserves of $8,146 and working capital deficit of $54,314.  As at August 31, 2012, we had cash reserves of $2,791 and working capital deficit of $26,448.

Cash Used in Operating Activities

Net cash used in operating activities was $42,532 during the fiscal year ended August 31, 2013, compared to $27,499 for the fiscal year ended August 31, 2012.  From the period from February 18, 2010 (Inception) to August 31, 2013 we used net cash of $90,241 in operating activities.

Cash from Financing Activities

We have funded our business to date primarily from sales loans from related parties, as well as sales of our common stock.  During the fiscal year ended August 31, 2013, we raised a total of $47,887 in financing activities.  This was comprised of a loan from our director of $29,887 and $18,000 from the sale of our common stock.  During the fiscal year ended August 31, 2012, we raised a total of $300 in financing activities.  This included a $300 from our director.  From our inception, on February 18, 2010, to August 31, 2013, we have raised a total of $98,387 from financing activities, including $68,000 from the sale of our common stock and $30,387 in loans from our director.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

We have not attained profitable operations and are dependent upon obtaining financing to pursue marketing and distribution activities.  For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Basis of Accounting

Our company’s financial statements are prepared using the accrual method of accounting.  The Company has elected an August year-end.

Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recently Issued Accounting Pronouncements

Our company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

AIM EXPLORATION INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

August 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Aim Exploration Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Aim Exploration Inc. (An Exploration Stage Company) as of August 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended August 31, 2013 and 2012 and for the periods from February 18, 2010 (inception) through August 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aim Exploration Inc. (An Exploration Stage Company) as of August 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 7, 2014

AIM EXPLORATION INC.

(An Exploration Stage Company)

BALANCE SHEETS

	Aug 31, 2013	Aug 31, 2012
CURRENT ASSETS
Cash	$ 8,146	$ 2,791
Total Current Assets	8,146	2,791

TOTAL ASSETS	$ 8,146	$ 2,791

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 22,073	$ 18,739
Loans from Related Party	40,387	10,500
Total Current Liabilities	62,460	29,239

TOTAL LIABILITIES	62,460	29,239

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock Authorized 250,000,000 shares of common stock, $.001 par value Issued and outstanding 68,000,000 shares	68,000	50,000
Additional paid in capital	2,035
Deficit accumulated during the exploration stage	(124,349)	(76,448)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(54,314)	(26,448)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 8,146	$ 2,791

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	12 months ended Aug 31, 2013	12 months ended Aug 31, 2012	Cumulative results from inception (Feb 18, 2010) to Aug 31, 2013

REVENUE
Total Revenue	$ 0	$ 0	$ 0

Gross Profit	0	0	0

EXPENSES
Office & General	19,154	7,539	26,903
Loss on impairment	-	-	3,335
Professional Fees	26,712	20,570	92,076

Total Expenses	45,866	28,109	122,314

Net Income (Loss)	(45,866)	(28,109)	(122,314)

Interest Expense	(2,035)		(2,035)

Total Other Income	(2,035)	0	(2,035)

Net Income (Loss)	$ (47,901)	$ (28,109)	$ (124,349)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	64,252, 055	50,000,000

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.
 (An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Share
	Number of shares	Amount	Additional Paid-in Capital	Subscribtions	Accumulated Deficit	Total
		$	$	Receivable	$	$

Balance at inception – February 18, 2010 Founders shares issued for cash	10,000,000	10,000	-	(10,000)	-	-
Net Loss to August 31, 2010			-		(29,400)	(29,400)
Balance, August 31, 2010	10,000,000	10,000	-	(10,000)	(29,400)	(29,400)
Subscription Received Common stock issued for cash Net Loss to August 31, 2011	40,000,000 -	40,000 -	- -	10,000	- (18,939)	10,000 40,000 (18,939)
Balance, August 31, 2011	50,000,000	50,000	-		(48,339)	1,661

Net loss to August 31, 2012	-	-	-		(28,109)	(28,109)

Balance, August 31, 2012	50,000,000	50,000	-	-	(76,448)	(26,448)

Sale of common stock 18,000,000 common shares at $0.001 par value	18,000,000	18,000	-		–	18,000

Imputed Interest	-	-	2,035		(2,035)	2,035
Net loss to August 31, 2013	-	-		-	(47,901)	(47,901)

Balance, August 31, 2013	68,000,000	68,000	2,035		(124,349)	(54,314)

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	12 months ended Aug 31, 2013	12 months ended Aug 31, 2012	Feb 18, 2010 (date of inception) to Aug 31, 2013

OPERATING ACTIVITIES
Net Loss	$ (47,901)	$ (28,109)	$ (124,349)
Imputed Interest	2,035		2,035
Adjustments to reconcile Net Income (Loss) to net Cash used in operating activities:
Increase (Decrease) in Accounts Payable	3,334	610	32,073

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(42,532)	(27,499)	(90,241)

FINANCING ACTIVITIES
Proceeds from sale of common stock	18,000	0	68,000
Loans from Related Party	29,887	300	30,387
NET CASH PROVIDED BY FINANCING ACTIVITIES	47,887	300	98,387

NET INCREASE (DECREASE) IN CASH	5,355	(27,199)	8,146

CASH, BEGINNING OF PERIOD	2,791	29,990	0

CASH, END OF PERIOD	$ 8,146	$ 2,791	$ 8,146

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

NOTE 1 –NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is in the initial exploration stage and has incurred losses since inception totaling $124,349. The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31. The Company is an exploration stage company as defined in FASB ASC 915 organized to engage in mineral exploration.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at August 31, 2013 or 2012.

Advertising

Advertising costs are expensed as incurred. As of August 31, 2013, no advertising costs have been incurred.

Property

The Company does not own or rent any property. The office space is provided by the president no charge.

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

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exploration-Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by the FASB standard. This standard requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has provided financial data since February 18, 2010, “Inception,” in the financial statements. Since inception, the Company has incurred a net loss of $124,349. The Company’s working capital has been generated through the sale of common stock and shareholder loans.

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

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through August 31, 2013.

Recent Accounting Pronouncements

 In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-          Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

-          Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

NOTE 3 –GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $54,314, an accumulated deficit of $124,349 and net loss from operations since inception of $124,349. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

As of August 31, 2011, the Company issued 40,000,000 shares for cash of $40,000 to 34 shareholders

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2013

NOTE 4 – CAPITAL STOCK (Continued)

The payment of the $10,000 stock receivable was a payment made to the attorney.

During the year ended August 31, 2013 the Company issued 18,000,000 shares to 6 shareholders for cash proceeds of $18,000.

As of August 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 –LOANS PAYABLE - RELATED PARTIES

During the year ended August 31, 2013, total advances from a director of the Company was $500 (2012:  $500).  The amounts are unsecured, non-interest bearing and are due on demand.

During the year ended August 31, 2013, total advances from three related parties were $39,887 (2012:  $10,000).  The amounts are unsecured, non-interest bearing and are due on demand.

Imputed interest on the shareholder advances for the year ended August 31, 2013 was $2,035.

NOTE 6 –INCOME TAXES

The Company has losses carried forward for income tax purposes for August 31, 2013. There are no current or deferred tax expenses for the period ended August 31, 2013 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

                                   August 31, 2013                             August 31, 2012

                                        $124,349                                                 $ 76,448

                                              35%                                                        35%

                                          43,522                                                      26,757

                                         (43,522)                                                   (26,757)

                                        $        0                                                    $         0

The net federal operating loss carry forward will expire beginning 2030. This carry forward may be limited upon the consummation of a business combination under IRC Section 381. The Company has no uncertain tax position.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no material events to disclose.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of August 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management, including our chief executive officer and chief financial officer, has concluded that, as of August 31, 2013, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.  Our management reviewed the results of their assessment with our board of directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors.  Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
Mr. Gregorio Formoso	51	CEO, President, Secretary, Treasurer, CFO & Director
Mr. Guil Rivera	61	Director

Gregorio Formoso, President, CEO, Secretary, Treasurer, CFO, Director

Mr. Formoso has been our sole officer and a director since our inception on February 18, 2010.  He is responsible for directing the focus of our operations as well as handling our day to day operations including sourcing new customers as well as locating suppliers and consultants that we need to contract.  From 2010 until present, Mr. Formoso has been the Vice-President for Operations at PharmaCanada, Inc., a provider of early cancer detection technology in the Philippines. As VP for Operations, he was instrumental in setting up the first quantitative cytology laboratory in the Philippines, which uses a new proprietary technology from Canada.  This included sourcing all the essential equipment, materials and supplies to operate the laboratory and establishing an effective and efficient process for the distribution and retrieval of specimen collection kits between the central laboratory and partner hospitals, clinics and diagnostic centers.  From 2006 to 2010, he was President and COO of Asialink Business Process Outsourcing, Inc., a provider of outsourced payroll services to companies in the Philippines.  He is also a Director and Vice President at Sherpa Global Supply Chain Solutions Center, Inc., a consultancy and learning center, specializing in Logistics and Supply Chain Management, that he helped set up in 2009.

Prior to these, Greg developed a career in logistics and supply chain management, occupying various management positions over a span of 23 years in the different units of San Miguel Corporation, the largest food, beverage and packaging materials conglomerate in the Philippines.

Gregorio Formoso was employed at San Miguel Corporation (“SMC”) for over 23 years, 10 years of which holding various managerial positions in the beverage business.  In 1999, he was involved in the acquisition and integration of Sugarland Beverage Corporation into SMC’s non-liquor business.  He was also involved in new package development where he became familiar with SMC’s glass business, where he still maintains a number of contacts.  After leaving SMC in 2007, he was involved in the start-up of a Business Process Outsourcing company, offering outsourced payroll.  In 2011, he was instrumental in the start-up of a company offering innovative early cancer detection technology (the first in the Philippines and in Asia).

In 2010, Mr. Formoso was influential convincing Alice Raval-Ventura to look for joint venture partners for the further development and operation of the Raval mining claims. He was responsible for initiating and developing the transaction proposal.

All of Mr. Formoso’s extensive experience outlined above led to our decision should he serve as our director.

Mr. Formoso will remain as our officer he resigns or is replaced.  He will serve as a director for a one year term or until his successor is elected and qualified or until his earlier resignation or removal.

Guil Rivera, Director

Mr. Rivera has been a director since our inception on February 18, 2010.  His role with us includes overseeing the activities of our officers as well as protecting our shareholders interest in our company.  From July 2004 until Present, Mr. Rivera has been Chief Executive Officer and Director of Pharmacanada Inc., a private company registered in the Philippines.  From May 2011 until present Mr. Rivera has been the President and Director of Global Filipino Solutions Inc., a private company registered in the Philippines.  From July 2011 to present, Mr.Rivera has been Director and Chariman of Paladino Management and Development Corp., a private company registered in the Philippines.

A holder of Bachelor of Science degree in Commerce major in Management, he has extensive knowledge in the fields of investment, securities operations and e-commerce particularly in payment processing.

All of Mr. Rivera’s extensive experience outlined above lead to our decision should serve as our director.

Mr. Rivera will serve as our director for a one year term or until his successor is elected and qualified or until his earlier resignation or removal. Mr. Rivera has not held any other directorships in a company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Identification of Significant Employees

We have no significant employees, other than Gregorio Formoso, our sole officer and director.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

No officer, directors or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

   Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
   Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
   Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
  Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert

Our company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors.  All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  Our company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

Our company intends to establish an audit committee of the board of directors, which will consist of independent directors.  The audit committee’s duties will be to recommend to our company’s board of directors the engagement of an independent registered public accounting firm to audit our company’s financial statements and to review our company’s accounting and auditing principles.  The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls.  The audit committee will at all times be composed exclusively of directors who are, in the opinion of our company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Item 11.  Executive Compensation

The particulars of the compensation paid to the following persons:

·

our principal executive officer;

·

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2013 and August 31, 2012; and

·

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2013 and August 31, 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary FY 2010($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
Gregorio Formoso President, CEO, Secretary, Treasurer and a director	2012	None	None	None	None	None	None	None	None
	2013	None	None	None	None	None	None	None	None
Guil Rivera Director	2012	None	None	None	None	None	None	None	None
	2013	None	None	None	None	None	None	None	None

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended August 31, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended August 31, 2013.

Option Exercises

During our fiscal year ended August 31, 2013 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership, as of the date of this Prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.  Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.  Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The mailing address for all persons is at Suite 514 VGP Center 6772 Ayala Ave. Makati City, Manila, Philippines.

Shareholders	# of Shares	Percentage
Gregorio Formoso	6,500,000	9.6%
Guil Rivera	30,000,000	44.1%
All directors and executive officers as a group	36,500,000	53.7%

This table is based upon information derived from our stock records.  The shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 68,000,000 shares of common stock outstanding as of January 13, 2014.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.  There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Gregorio Formoso.  We have determined that our directors are not “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities.  We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.

Principal Accountant Fees and Services

		Year Ended August 31, 2013		Year Ended August 31, 2012
Audit fees		$8,100		$8,100
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total		$8,100		$8,100

Our board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.

Exhibits

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

The undersigned registrant hereby undertakes:

1.

To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement:

a)

To include any prospectus required by Section 10(a)(3) of the Securities Act of 1933;

b)

To reflect in the prospectus any facts or events arising after the effective date of this registration statement, or most recent post-effective amendment, which, individually or in the aggregate, represent a fundamental change in the information set forth in this registration statement; Notwithstanding the forgoing, any increase or decrease in Volume of securities offered (if the total dollar value of securities offered would not exceed that which was registered) and any deviation from the or high end of the estimated maximum offering range may be reflected in the form of prospectus filed with the commission pursuant to Rule 424(b)if, in the aggregate, the changes in the volume and price represent no more than 20% change in the maximum aggregate offering price set forth in the “ Calculation of Registration Fee ” table in the effective registration statement.

c)

To include any material information with respect to the plan of distribution not previously disclosed in this registration statement or any material change to such information in the registration statement.

2.

That, for the purpose of determining any liability under the Securities Act, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered herein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

3.

To remove from registration by means of a post-effective amendment any of the securities being registered hereby which remain unsold at the termination of the offering.

4.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to officers, directors, and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities is asserted our director, officer, or other controlling person in connection with the securities registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction.  We will then be governed by the final adjudication of such issue.

5.

Each prospectus filed pursuant to Rule 424(b) as part of a Registration statement relating to an offering, other than registration statements relying on Rule 430(B) or other than prospectuses filed in reliance on Rule 430A, shall be deemed to be part of and included in the registration statement as of the date it is first used after effectiveness.  Provided; however, that no statement made in a registration statement or prospectus that is part of the registration statement or made in a document incorporated or deemed incorporated by referenced into the registration statement or prospectus that is part of the registration statement will, as to a purchaser with a time of contract of sale prior to such first use, supersede or modify any statement that was made in the registration statement or prospectus that was part of the registration statement or made in any such document immediately prior to such date of first use.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding, is asserted by one of our directors, officers, or controlling person sin connection with the securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue.

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Manila, on the 13th day of January, 2014.

Aim Exploration Inc

By:/s/ Gregorio Formoso

Gregorio Formoso President,
              Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer,
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Gregorio Formoso	President, Chief Executive	January 13, 2014
Gregorio Formoso	Officer, Secretary, Treasurer,
Principal Accounting Officer,
Principal Financial Officer
and Director

/s/ Guil Rivera	Director	January 13, 2014
Guil Rivera

