Form 10-Q
period 2013-11-30
Aim Exploration Inc.
filed 2014-01-21
CIK 1545232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-182071

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 16, 2014 the registrant had 68,000,000 shares of common stock outstanding.

AIM EXPLORATION INC.

2

PART I – FINANCIAL INFORMATION

AIM EXPLORATION INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

November 30, 2013

(Unaudited)

Balance Sheets of November 30, 2013 and August 31, 2013

Statements of Operations for the 3 months ended November 30, 2013 and 2012 and for the period from inception through November 30, 2013

Statements of Cash Flows for the 3 months ended November 30, 2013 and 2012 and for the period from inception through November 30, 2013

Notes to Financial Statements

3

AIM EXPLORATION INC.

 (An Exploration Stage Company)

BALANCE SHEETS
(unaudited)

ASSETS	November 30, 2013	August 31, 2013
CURRENT ASSETS
Cash	$ 8,911	$ 8,146
Total Current Assets	8,911	8,146

TOTAL ASSETS	$ 8,911	$ 8,146

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 18,372	$ 22,073
Loans from Related Party	53,589	40,387
Total Current Liabilities	71,961	62,460

TOTAL LIABILITIES	71,961	62,460

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock Authorized 250,000,000 shares of common stock, $.001 par value Issued and outstanding 68,000,000 shares	68,000	68,000
Additional paid in capital	2,975	2,035
Deficit accumulated during the exploration stage	(134,025)	(124,349)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(63,050)	(54,314)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 8,911	$ 8,146

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)

	3 months ended November 30, 2013	3 months ended November 30, 2012	Cumulative results from inception (Feb 18, 2010) to November 30, 2013

REVENUE
Total Revenue	$ -	$ -	$ -

Gross Profit	-	-	-

EXPENSES
Office & General	429	1,301	27,332
Loss on impairment	-	-	3,335
Professional Fees	8,307	1,500	100,383

Total Expenses	8,736	2,801	131,050

Net Income (Loss)	(8,736)	(2,801)	(131,050)

Interest expense	(940)	-	(2,975)

Total Other Income	(940)	-	(2,975)

Net Income (Loss)	$ (9,676)	$ (2,801)	$ (134,025)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	68,000,000	542,967,033

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	3 months ended November 30, 2013	3 months ended November 30, 2012	Feb 18, 2010 (date of inception) to November 30, 2013

OPERATING ACTIVITIES
Net Loss	$ (9,676)	$ (2,801)	$ (134,025)
Adjustment to reconcile Net Income (Loss) to net cash used for operating activities:
Imputed Interest	940	-	2,975
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	(3,701)	2,786	28,372

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,437)	(15)	(102,678)

FINANCING ACTIVITIES
Proceeds from sale of common stock	0	18,000	68,000
Loans from Related Party	13,202	0	43,589
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,202	18,000	111,589

NET INCREASE (DECREASE) IN CASH	765	17,985	8,911

CASH, BEGINNING OF PERIOD	8,146	2,791	0

CASH, END OF PERIOD	$ 8,911	$ 20,776	$ 8,911

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2013

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is in the initial exploration stage and has incurred losses since inception totaling $134,025.  The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.  The Company is an exploration stage company as defined in FASB ASC 915 organized to engage in mineral exploration.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations, stockholders' equity (deficit) and cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at November 30, 2013 or 2012.

Advertising

Advertising costs are expensed as incurred.  As of November 30, 2013, no advertising costs have been incurred.

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

November 30, 2013

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exploration-Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by the FASB standard.  This standard requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has provided financial data since February 18, 2010, “Inception,” in the financial statements.  Since inception, the Company has incurred a net loss of $134,025.  The Company’s working capital has been generated through the sale of common stock and shareholder loans.

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

November 30, 2013

(unaudited)

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

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010.  Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through November 30, 2013.

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

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2013

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2013

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $63,050, an accumulated deficit of $134,025 and net loss from operations since inception of $134,025.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2013

(unaudited)

NOTE 4 – CAPITAL STOCK (Continued)

As of August 31, 2011, the Company issued 40,000,000 shares for cash of $40,000 to 34 shareholders.

The payment of the $10,000 stock receivable was a payment made to the attorney.

During the year ended August 31, 2013 the Company issued 18,000,000 shares to 6 shareholders for cash proceeds of $18,000.

As of November 30, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – LOANS PAYABLE – RELATED PARTIES

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

During the period ended November 30, 2013, total advances from a related party was $13,202 (2012: $Nil).  The amounts are unsecured, non-interest bearing and are due on demand.

Imputed interest on the shareholder advances for the period ended November 30, 2013 was $940

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

4

Results of Operations for the Three months Ended November 30, 2013 Compared to the Same Period in 2012, and From Inception to November 30, 2013

No Revenues

Since our inception on February 18, 2010 to November 30, 2013, we have not yet earned any revenues.  As of November 30, 2013, we have an accumulated deficit of $134,025.  At this time, our ability to generate any significant revenues continues to be uncertain. Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $9,676 for the three months ended November 30, 2013 compared to our net loss of $2,801 for the three months ended November 30, 2012.  The increase in net loss was mainly due to decrease in professional fees.  Since February 18, 2010 (date of inception) to November 30, 2013, we have incurred a net loss of $134,025.

Expenses

Our total operating expenses for the three months ended November 30, 2013 were $9,676 compared to $2,801 for the same period in 2012.  Our office and general expenses decreased by $878 from $1,301 for the three months ended November 30, 2012 compared to $429 for the three months ended November 30, 2013.  Our office and general expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.

Liquidity and Capital Resources

Three Month Period Ended November 30, 2013

As at November 30, 2013, our total assets were $8,911 compared to $8,146 in total assets at August 31, 2013.  As at November 30, 2013, our current liabilities were $71,961, which was comprised of accounts payable of $18,732 and loans from related party of $53,589.

Stockholders’ deficit was $63,050 as of November 30, 2013 compared to stockholders' deficit of $54,314 as of August 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the three months period ended November 30, 2013, net cash flows used in operating activities was $(12,437), compared to $(15) for the same period in 2012.  For the period from inception (February 18, 2010) to November 30, 2013, net cash from operating activities was $(102,678).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity.  For the three months period ended November 30, 2013 net cash provided by financing activities was $13,202 compared to the three month period ended in 2012, which was $18,000.  For the period from inception (February 18, 2010) to November 30, 2013, net cash provided by financing activities was $111,589 received from proceeds from issuance of common stock.

Plan of Operation

Our plan of operation for the next twelve months is to grow our retail business through marketing and building our on-line presence.

Going Concern

Our independent auditors' review report accompanying our November 30, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

5

Off-Balance Sheet Arrangements

As of November 30, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of November 30, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of November 30, 2013, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of November 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

6

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of January 15, 2014 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

AIM EXPLORATION INC.
(REGISTRANT)

Date: January 21, 2014	/s/ Gregorio Formoso
Gregorio Formoso
President, Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director
(Authorized Officer for Registrant)

7