Form 10-Q
period 2014-02-28
Aim Exploration Inc.
filed 2014-04-21
CIK 1545232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 17, 2014 the registrant had 68,000,000 shares of common stock outstanding.

AIM EXPLORATION INC.

2

PART I – FINANCIAL INFORMATION

AIM EXPLORATION INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

February 28, 2014

(Unaudited)

Balance Sheets as of February 28, 2014 (unaudited) and August 31, 2013	F-1
Statements of Operations for the 3 and 6 months ended February 28, 2014 & 2013 and for the period from inception through February 28, 2014 (unaudited)	F-2
Statements of Cash Flows for the 6 months ended February 28, 2014 & 2013 and for the period from inception through February 28, 2014 (unaudited)	F-3
Notes to Financial Statements (unaudited)	F-4

3

AIM EXPLORATION INC.

 (An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

ASSETS	February 28, 2014	August 31, 2013
CURRENT ASSETS
Cash	$ 12,557	$ 8,146
Total Current Assets	12,557	8,146

TOTAL ASSETS	$ 12,557	$ 8,146

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 21,642	$ 22,073
Loans from Related Party	118,644	40,387
Total Current Liabilities	140,286	62,460

TOTAL LIABILITIES	140,286	62,460

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock Authorized 250,000,000 shares of common stock, $.001 par value Issued and outstanding 68,000,000 shares	68,000	68,000
Additional paid in capital	4,870	2,035
Deficit accumulated during the exploration stage	(200,599)	(124,349)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(127,729)	(54,314)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 12,557	$ 8,146

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)
	6 months ended February 28, 2014	6 months ended February 28, 2013	3 months ended February 28, 2014	3 months ended February 28 2013	Cumulative results from inception (Feb 18, 2010) to February 28, 2014

REVENUE
Total Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

Gross Profit	0	0	0	0	0

EXPENSES
Exploration Expense	16,780	-	16,780	-	16,780
Office & General	15,428	1,300	14,999	-	42,331
Loss on impairment	-	-	-	-	3,335
Consulting Fees	25,000	-	25,000	-	25,000
Professional Fees	16,207	5,000	7,900	3,500	108,283

Total Expenses	73,415	6,300	64,679	3,500	195,729

Net Income (Loss)	(73,415)	(6,300)	(64,679)	(3,500)	(195,729)

Interest expense	(2,835)	-	(1,895)	-	(4,870)

Total Other Income	(2,835)	0	(1,895)	0	(4,870)

Net Income (Loss)	$ (76,250)	$ (6,300)	$ (66,574)	$ (3,500)	$ (200,599)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	68,000,000	60,500,000	68,000,000	68,000,000

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	6 months ended February 28, 2014	6 months ended February 28, 2013	Feb 18, 2010 (date of inception) to February 28, 2014

OPERATING ACTIVITIES
Net Loss	$ (76,250)	$ (6,300)	$ (200,599)
Imputed Interest	2,835	-	4,870
Adjustments to reconcile Net Income (Loss) to net Cash used in operating activities:
Increase (Decrease) in Accounts Payable	(431)	(314)	31,642

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(73,846)	(6,614)	(164,087)

FINANCING ACTIVITIES
Proceeds from sale of common stock	0	18,000	68,000
Loans from Related Party	78,257	6,600	108,644
NET CASH PROVIDED BY FINANCING ACTIVITIES	78,257	24,600	176,644

NET INCREASE (DECREASE) IN CASH	4,411	17,985	12,557

CASH, BEGINNING OF PERIOD	8,146	2,791	0

CASH, END OF PERIOD	$ 12,557	$ 20,777	$ 12,557

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2014

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is in the initial exploration stage and has incurred losses since inception totaling $200,599.  The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.  The Company is an exploration stage company as defined in FASB ASC 915 organized to engage in mineral exploration.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations, stockholders' equity (deficit) and cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at February 28, 2014 and August 28, 2013.

Advertising

Advertising costs are expensed as incurred.  As of February 28, 2014, no advertising costs have been incurred.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exploration-Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by the FASB standard.  This standard requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has provided financial data since February 18, 2010, “Inception,” in the financial statements.  Since inception, the Company has incurred a net loss of $200,599.  The Company’s working capital has been generated through the sale of common stock and shareholder loans.

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

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010.  Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through February 28, 2014.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $127,729, an accumulated deficit of $200,599 and net loss from operations since inception of $200,599.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

NOTE 4 – CAPITAL STOCK (Continued)

During the year ended August 31, 2013 the Company issued 18,000,000 shares to 6 shareholders for cash proceeds of $18,000.

As of November 30, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – LOANS PAYABLE – RELATED PARTIES

During the 6 months ended February 28, 2014, total advances from three related parties were $78,257 (2013:  $6,600).  The amounts are unsecured, non-interest bearing and are due on demand.

During the year ended August 31, 2013, total advances from a director of the Company was $500 (2012:  $500).  The amounts are unsecured, non-interest bearing and are due on demand.

During the year ended August 31, 2013, total advances from three related parties were $39,887 (2012:  $10,000).  The amounts are unsecured, non-interest bearing and are due on demand.

Imputed interest on the shareholder advances for the year ended August 31, 2013 was $2,035.

During the period ended February 28, 2014, total advances from a related party was $78,257 (2012: $6,600).  The amounts are unsecured, non-interest bearing and are due on demand.

Imputed interest on the shareholder advances for the period ended February 28, 2014 was $2,835.

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

Results of Operations for the Six months Ended February 28, 2014 Compared to the Same Period in 2013, and From Inception to February 28, 2014

No Revenues

Since our inception on February 18, 2010 to February 28, 2014, we have not yet earned any revenues.  As of February 28, 2014, we have an accumulated deficit of $200,599.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $76,250 for the six months ended February 28, 2014 compared to our net loss of $6,300 for the six months ended February 28, 2013.  The increase in net loss was mainly due to an increase in exploration expense, officer and general, consulting fees and professional fees.  Since February 18, 2010 (date of inception) to February 28, 2014, we have incurred a net loss of $200,599.

Expenses

Our total operating expenses for the six months ended February 28, 2014 were $73,415 compared to $6,614 for the same period in 2013.  Our exploration expenses increased by $16,780 from $nil for the six months ended February 28, 2013 compared to $16,780 for the six months ended February 28, 2014.  Our professional fees increased by $11,207 from $5,000 for the six months ended February 28, 2013 compared to $16,207 for the six months ended February 28, 2014.  Our consulting fees increased by $25,000 from $nil for the six months ended February 28, 2013 compared to $25,000 for the six months ended February 28, 2014.  Our office and general expenses increased by $14,127 from $1,301 for the six months ended February 28, 2013 compared to $15,428 for the six months ended February 28, 2014.  Our office and general expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.

Liquidity and Capital Resources

As at February 28, 2014, our total assets were $12,557 compared to $8,146 in total assets at August 31, 2013.  As at February 28, 2014, our current liabilities were $140,286, which was comprised of accounts payable of $21,642 and loans from related party of $118,644.  Stockholders’ deficit was $127,729 as of February 28, 2014 compared to stockholders' deficit of $54,314 as of August 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the six months period ended February 28, 2014, net cash flows used in operating activities was $(73,846), compared to $(6,614) for the same period in 2013.  For the period from inception (February 18, 2010) to February 28, 2014, net cash from operating activities was $(164,087).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity.  For the six months period ended February 28, 2014 net cash provided by financing activities was $78,257 compared to the nine month period ended in 2013, which was $24,600.  For the period from inception (February 18, 2010) to February 28, 2014, net cash provided by financing activities was $176,644 received from proceeds from issuance of common stock and related party loans.

Plan of Operation

Our plan of operation for the next twelve months is to grow our business through the exploration of our current properties and additional properties that we acquire.

Going Concern

Our independent auditors' review report accompanying our February 28, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of February 28, 2014, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of February 28, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of February 28, 2014, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of February 28, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of April 16, 2014 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

AIM EXPLORATION INC.
(REGISTRANT)

Date: April 21, 2014	/s/ Gregorio Formoso
Gregorio Formoso
President, Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director
(Authorized Officer for Registrant)

