Form 10-Q
period 2014-05-31
Aim Exploration Inc.
filed 2014-07-18
CIK 1545232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 17, 2014 the registrant had 68,000,000 shares of common stock outstanding.

AIM EXPLORATION INC.

2

PART I – FINANCIAL INFORMATION

AIM EXPLORATION INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

May 31, 2014

(Unaudited)

Balance Sheets of May 31, 2014 and August 31, 2013	F-1
Statements of Operations for the 3 and 9 months ended May 31, 2014 & 2013 and for the period from inception through May 31, 2014	F-2
Statements of Cash Flows for the 9 months ended May 31, 2014 & 2013 and for the period from inception through May 31, 2014	F-3
Notes to Financial Statements	F-4

3

AIM EXPLORATION INC.

 (An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

ASSETS	May 31, 2014	August 31, 2013
CURRENT ASSETS
Cash	$ 1,767	$ 8,146
Total Current Assets	1,767	8,146

TOTAL ASSETS	$ 1,767	$ 8,146

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 42,318	$ 22,073
Loans from Related Party	119,943	40,387
Total Current Liabilities	162,261	62,460

TOTAL LIABILITIES	162,261	62,460

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock Authorized 250,000,000 shares of common stock, $.001 par value Issued and outstanding 68,000,000 shares	68,000	68,000
Additional paid in capital	6,765	2,035
Deficit accumulated during the exploration stage	(235,259)	(124,349)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(160,494)	(54,314)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,767	$ 8,146

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)
	9 months ended May 31, 2014	9 months ended May 31, 2013	3 months ended May 31, 2014	3 months ended May 31, 2013	Cumulative results from inception (Feb 18, 2010) to May 31, 2014
REVENUE
Total Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

Gross Profit	0	0	0	0	0

EXPENSES
Exploration Expense	23,134	-	6,354	-	23,134
Office & General	19,826	4,927	4,398	3,626	39,231
Loss on impairment	-	-	-	-	3,335
Consulting Fees	27,750	-	2,750	-	35,250
Professional Fees	35,470	18,550	19,263	13,550	127,546

Total Expenses	106,180	23,477	32,765	17,176	228,496

Net Income (Loss)	(106,180)	(23,477)	(32,765)	(17,176)	(228,496)

Interest expense	(4,730)	-	(1,895)	-	(6,763)

Total Other Income	(4,730)	-	(1,895)	-	(6,763)

Net Income (Loss)	$ (110,910)	$ (23,477)	$ (34,660)	$ (17,176)	$ (235,259)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	68,000,000	62,989,011	68,000,000	68,000,000

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	9 months ended May 31, 2014	9 months ended May 31, 2013	Feb 18, 2010 (date of inception) to May 31, 2014

OPERATING ACTIVITIES
Net Loss	$ (110,910)	$ (23,477)	$ (235,259)
Imputed Interest	4,730	-	6,763
Adjustments to reconcile Net Income (Loss) to net Cash used in operating activities:
Increase (Decrease) in Accounts Payable	20,245	(1,623)	52,320

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(85,935)	(25,100)	(176,176)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	18,000	68,000
Loans from Related Party	79,556	11,847	109,943
NET CASH PROVIDED BY FINANCING ACTIVITIES	79,556	29,847	177,943

NET INCREASE (DECREASE) IN CASH	(6,379)	4,747	1,767

CASH, BEGINNING OF PERIOD	8,146	2,791	-

CASH, END OF PERIOD	$ 1,767	$ 7,538	$ 1,767

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2014

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is in the initial exploration stage and has incurred losses since inception totaling $235,259.  The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.  The Company is an exploration stage company as defined in FASB ASC 915 organized to engage in mineral exploration.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations, stockholders' equity (deficit) and cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at May 31, 2014 and August 31, 2013

Advertising

Advertising costs are expensed as incurred.  As of May 31, 2014, no advertising costs have been incurred.

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

May 31, 2014

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exploration-Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by the FASB standard.  This standard requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has provided financial data since February 18, 2010, “Inception,” in the financial statements.  Since inception, the Company has incurred a net loss of $235,259.  The Company’s working capital has been generated through the sale of common stock and shareholder loans.

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

May 31, 2014

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

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010.  Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through May 31, 2014.

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

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications.  Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period.  Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.  The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements.  All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.  The new amendments will require an organization to:

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income-but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2014

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

-

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

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2014

(unaudited)

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $160,495, an accumulated deficit of $235,259 and net loss from operations since inception of $235,259.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

NOTE 5 – LOAN PAYABLE - RELATED PARTIES

As of period ended May 31, 2014, total advances from three related parties were $119,943 (2013: $11,847). The amounts are unsecured, non-interest bearing and are due on demand.

During the year ended August 31, 2013, total advances from a director of the Company was $500 (2012: $500). The amounts are unsecured, noninterest bearing and are due on demand.

During the year ended August 31, 2013, total advances from three related parties were $39,887 (2012: $10,000). The amounts are unsecured, noninterest bearing and are due on demand.

Imputed interest on the shareholder advances for the year ended August 31, 2013 was $2,035.

During the period ended May 31, 2014, total advances from a related party was $79,556 (2012: $11,847). The amounts are unsecured, noninterest bearing and are due on demand.

Imputed interest on the shareholder advances for the period ended May 31, 2014 was $4,730.

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

Results of Operations for the Nine months Ended May 31, 2014 Compared to the Same Period in 2013, and From Inception to May 31, 2014

No Revenues

Since our inception on February 18, 2010 to May 31, 2014, we have not yet earned any revenues.  As of May 31, 2014, we have an accumulated deficit of $235,259.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $110,910 for the nine months ended May 31, 2014 compared to our net loss of $23,476 for the nine months ended May 31, 2013.  The increase in net loss was mainly due to increased professional, consulting and exploration fees.  Since February 18, 2010 (date of inception) to May 31, 2014, we have incurred a net loss of $235,259.

Expenses

Our total operating expenses for the nine months ended May 31, 2014 were $106,180 compared to $23,477, for the same period in 2013.  Our office and general expenses increased by $14,899 from $4,927 for the nine months ended May 31, 2013 compared to $19,826 for the nine months ended May 31, 2014.  Our office and general expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.  Our professional fees increased from $18,550 for the nine months ended May 31, 2013 to $35,470 for the nine months ended May 31, 2014.

Three Month Period Ended May 31, 2014 Compared to the Three Months Ended May 31, 2013 and from Inception (Feb 18, 2010) to May 31, 2014

Our net loss for the three months period ended May 31, 2014 was $34,660 compared to $17,176 for the three months ended May 31, 2013.  From inception to May 31, 2014 we incurred a total net loss of $235,259.

During the three months periods ended May 31, 2014 we have not generated any revenue, nor did we generate any revenue for the three months ended May 31, 2013 or from inception to May 31, 2014.

During the three month period ended May 31, 2014, our operating expenses were office and general expenses of $4,398, professional fees of $19,263, exploration expense of $6,354 and consulting fees of $2,750.  The weighted average number of shares outstanding was 68,000,000 for the three months period ended May 31, 2014.  During the three month period ended May 31, 2013, our operating expenses were office and general expenses of $3,626 and professional fees of $13,550.  The weighted average number of shares outstanding was 68,000,000 for the three months period ended May 31, 2013.

Liquidity and Capital Resources

Nine Month Period Ended May 31, 2014

As at May 31, 2014, our total assets were $1,767 compared to $8,146 in total assets at August 31, 2013.  As at May 31, 2014, our current liabilities were $162,261, which was comprised of accounts payable of $42,318 and loans from related party of $119,943.  Stockholders’ deficit was $160,494 as of May 31, 2014 compared to stockholders' deficit of $54,314 as of August 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the nine months period ended May 31, 2014, net cash flows used in operating activities was $85,935, compared to $25,100 for the same period in 2013.  For the period from inception (February 18, 2010) to May 31, 2014, net cash from operating activities was $176,176.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity.  For the nine months period ended May 31, 2014 net cash provided by financing activities was $79,556 compared to the nine month period ended in 2013, which was $29,847.  For the period from inception (February 18, 2010) to May 31, 2014, net cash provided by financing activities was $117,943 received from proceeds from issuance of common stock and related party loans.

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

Off-Balance Sheet Arrangements

As of May 31, 2014, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of May 31, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of May 31, 2014, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of May 31, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of July 17, 2014 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

AIM EXPLORATION INC.
(REGISTRANT)

Date: July 18, 2014	/s/ Gregorio Formoso
Gregorio Formoso
President, Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director
(Authorized Officer for Registrant)

