Form 10-K
period 2014-08-31
Aim Exploration Inc.
filed 2014-12-17
CIK 1545232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-182071

AIM EXPLORATION INC.

(Exact name of registrant as specified in its charter)

Nevada	67-0682135
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

701 North Green Valley Parkway, Suite 200

Henderson, Nevada 89012

 (Address of principal executive offices)

1-844-246-7378
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of December 15, 2014: $31,500.00 (no public market value, so price is based on last sale price to investors of $0.001)

As of December 15, 2014 the registrant’s outstanding stock consisted of 83,750,000 common shares.

AIM EXPLORATION INC.

PART 1

Item 1.

Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties with the intent to take properties into production.  We were incorporated as a Nevada state corporation on February 18, 2010.  As at August 31, 2014 we owned a 40% share of Pah-Hsu-Qhuin Philippines Mining also known as the Raval Claim, we acquired this asset on August 31, 2011 for 140,000 pesos.  We also acquired mining concession properties in Peru during the past fiscal year.

Philippine Mining Claims:

The Raval Claim mainly consists of the anticipated presence of Feldspar which is a light-colored rock-forming mineral used in the manufacture of glass products, ceramics and other products.  Feldspar provides glass hardness, workability, strength, and makes it more resistant to chemicals.  It also reduces the melting temperature so less energy is used.  For ceramics, feldspar serves as a flux to form a glassy phase at low temperatures, and as a source of alkalis and alumina in glazes.  It improves the strength, toughness, and durability of the ceramic body and cements the crystalline phase of other ingredients.  Feldspar is also used in paint, in mild abrasives, urethane, latex foam, and as a welding rod coating.

Subsequent to August 31, 2014, on October 15, 2014, we entered into a Mining Concession Asset Acquisition Agreement with Paladino Mining and Development Corp.  Pursuant to the Agreement, the Company has acquired 40% ownership of Paladino in exchange for: (1) the issuance of 5 million shares of common stock of the Company to Paladino (the “Shares”), (2) a cash payment of 540,000 Philippine Pesos, and (3) transfer of the Company’s 40% ownership of the Raval Mining Claim, also known as Pah-HSU-Qhuin Philippine Mining Claim, to Paladino. Paladino owns 648 hectares of land located at Brgys Caruan & Sulongan, Pasuquin, Ilocos Norte, Philippines. The land contains Feldspar, Silica, Limestone, etc.

The Shares will be held in escrow until certain conditions are met, including the issuance of Paladino shares to the Company as well as other conditions.

Peruvian Mining Claims:

On June 23, 2014, Aim Exploration, Inc. entered into a Mining Concession Asset Acquisition Agreement (the “Agreement”) with Percana Mining Corp. (“Percana”). Pursuant to the Agreement, the Company has acquired three separate mining concessions. Two of the concession titles are unencumbered and these make up 40% of the mining concessions. These two concessions are known as El Tunel Del Tiempo 1 code 11060780 and El Tunel Del Tiempo 2 code 11060781, and the registered ownership of these two concessions have been transferred to the Company. The third concession property known as Agujeros Negros MA-AG which makes up the remaining 60% has not yet been transferred to the Company, however the Company has entered into a Contract of Mining Assignment and Option to Purchase the concession for a five year term. This contract provides AIM with full rights and authorities over the concession.

In consideration for the above concessions, the Company has issued 15,750, 000 common shares to Percana in two separate blocks; the first block consists of 6,300,000 common shares which are to be held in escrow until either the Company raises $1,000,000 or when Percana waives this requirement. The second block consists of 9,450,000 shares which are to be held in escrow until such time as the Company is satisfied at its discretion that any arbitration issues have been resolved with the third concession, at which time the shares may be released out of escrow at the option of Percana. These Mining Concessions were acquired based on the assumption the properties are rich in high grade Anthracite Coal, currently there are 20 small tunnels on the property already producing anthracite coal which was being mined by illegal miners. Testing of the coal samples was performed indicating the presence of high-grade anthracite coal. Prior to acquisition AIM reviewed a non-compliant technical report prepared by Engineers/Geologists together with hiring a US based firm Gustavson Associates to visit the property and review the reports. The firm provided AIM with a report, which included recommendation for further exploration.

As at August 31, 2014, we had cash reserves of $1,862 and working capital deficit of $182,346.  We do not have sufficient funds to enable us to complete this initial phase of our exploration programs for the mining claims. We will require additional financing in order to commence the initial phases of exploration of the properties.  There is no assurance that will be able to obtain additional financing.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Our Business

We are considered an exploration or exploratory stage company at this point however it is our intention to develop the properties to be producing properties. We are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.  Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the properties and further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.  While there is definitely a presence of Feldspar on our Philippine property and a definite presence of high-grade anthracite coal on our Peruvian properties we have no proven reserves at this time.

Description of the Philippine Properties (Raval Mining Claim)

As at August 31, 2014 the properties consisted of three mining claims covered by Lode Lease Contract Nos.  V-319, V-425, and V-521, expiring in 2014, with a total area of twenty-four hectares.  Names of the mines are “Pabling”, “Alice”, and “Namalitocan”, respectively.

As mentioned above, on October 15, 2014, we entered into a Mining Concession Asset Acquisition Agreement with Paladino Mining and Development Corp.  Pursuant to the Agreement, the Company has acquired 40% ownership of Paladino.

It is the intention of the company to expand operations considerably we are estimating to spend about $300,000 to $500,000 in the exploration and development of the mines.  These funds will be used to construct a building and acquire the equipment and install a crusher, this is necessary to not only increase production but also to refine the feldspar mineral so the product can be used for “clear glass” production, as well as connection of power supply to the grid.

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

The crushing plant is necessary to process the ore into customer-required granule sizes.  The main equipment used is mechanized crushers and vibrating screens.

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

Competion: Except of the purchase order from Royal Tern, dealings with other customers are at an accreditation and negotiation stage with corresponding non-disclosure agreements.    We have several interested customers and therefore do not believe that we will be dependent upon any one customer for success.  We will not sign any supply agreements until our operations are underway.

SAN MIGUEL YAMAMURA Glass – Due to current supply problems, SMYPC is actively sourcing additional suppliers to augment or replace their current sole supplier.  Total potential volume is 1,800MT per month.  Last January 2011, Pah-Hsu-Qhuin Mining submitted a Letter-of-Intent to supply SMYPC with feldspar.

Description of the Peruvian Properties

The Peruvain mining concessions consist of three separate adjoining concessions in Peru. Two of the concession titles are unencumbered and these make up 40% of the mining concessions. These two concessions are known as El Tunel Del Tiempo 1 code 11060780 and El Tunel Del Tiempo 2 code 11060781, and the registered ownership of these two concessions have been transferred to the Company. The third concession property known as Agujeros Negros MA-AG which makes up the remaining 60% has not yet been transferred to the Company, however the Company has entered into a Contract of Mining Assignment and Option to Purchase the concession for a five year term. This contract provides AIM with full rights and authorities over the concession. The company reviewed a technical report that was prepared by Engineers/Geologists in Peru and while it is non 43-101 compliant the report indicates a th presence of anthracite coal. The company then enlisted the services of a firm Gustavson Associates, who visited the mine sites and reviewed the technical report and provided recommendations for further exploration.

Currently the property has 20 tunnels that have been producing and have been mined by unauthorized artisian miners. This practice has been stopped through the joint efforts of the Peruvain government and AIM. In order for the company to legally mine the property there are certain requirements which includes obtaining the approval of the local townsfolk and obtaining a detailed environmental study. Since acquisition the company has successfully obtained the approval from the local townsfolk together with approval from the local governing authorities, this was accomplished through our contracted management personnel in Peru. In addition a detailed environmental study was commenced and currently is in the final stages for approval. It is anticipated that all legal requirements will be met and the company will be in a legal position to commence extraction of the mineral by the end of fiscal Q-2 2015.

In addition the company has contracted with the artesian miners who have been illegally mining the property. The contracts entered into state the miners are only authorized to mine the AIM properties under the direction of AIM and all minerals are the property of AIM and the miners will be paid according to production.

The company has also been in discussion with transport personnel to transport the minerals to a location (holding property) close to the Port of Salaverry. The holding property has not yet been secured however this is in process. The company has also been in discussion with officials from the Port of Salaverry and they have assured us that loading and shipping will not be an issue.

The company has also opened discussion with other concession owners in the general area of the AIM properties and they are very interested to work with AIM to sell anthracite coal to AIM as they do not have the expertise nor the financial resources to effectively transport and market their product. AIM intends to develop this business model.

AIM has been in discussion with potential buyers of the minerals both domestically and internationally, including but not limited to India, China and Africa. It is anticipated that once AIM is in production shipments and sales will commence shortly thereafter.

The company further anticipates that during the ensuing fiscal year further exploration under the direction of Gustavson Associates will commence and a detailed 43-110 compliant technical report will be produced.

Location of the Property

The property is located close to the community of Lajon which is located in Huaranchal,  one of ten districts in the province of Otuzco. It is about a two-hour drive from Trujillo (the second largest city in Peru), and an equal distance to the city of Otuzco. It is also strategically located 200km from Salaverry, which features a port that can service ships with capacities of up to 35,000 tons. The Port of Salaverry provides direct access to the Pacific Ocean.

Uses

The high carbon content of anthracite coal (82% to 86%) makes it a cost efficient fuel source. Burning at about 25MM British Thermal Units (BTUs) per ton, its cost per million BTUs is lower than that of competing fuel sources such as electricity, gas, oil cordwood and wood pellets. With low sulphur and volatile content, it is also the cleanest-burning solid fossil fuel and carbon source (Resource-Net, 2011) . Anthracite is used across a myriad of industrial processes, including metallurgy, coal gasification and liquefaction, power generation, the manufacturing of carbon composite materials, and for water filtration and purification (Cornerstone, 2013).

Analysis of Coal Samples

The table below shows the result of an analysis of coal samples obtained from Aim’s property in July 2014, the analysis was completed thorugh the Univeristy in Peru.

Samples	% Humidity	% Ash	% Volatile Material	% Fixed Carbon	% S	Calorific Value Kcal/Kg
M-33	8,30	6,03	74,22	74,22	0,10	8220
M-36	1,01	4,27	91,40	91,40	0,05	7980
M-39	3,72	8,30	87,74	87,74	0,11	7690
M-40	0,38	8,83	87,42	87,42	0,10	7650
M-41	1,01	10,00	85,87	85,87	0,12	7520
M-44	2,49	9,33	76,41	76,41	0,10	7840
M-45	2,73	36,66	48,73	48,73	0,25	5675
M-49	0,98	6,33	88,34	88,34	0,06	7880
M-51	0,92	4,00	90,48	90,48	0,03	8080
M-56	1,16	3,93	91,35	91,35	0,03	8095

Table : Results of analysis of coal samples from Aim’s property

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

As at August 31, 2014, we had cash reserves of $1,862 and working capital deficit of $182,346.  We do not have sufficient funds to enable us to complete this initial phase of our exploration programs for the mining claims. We will require additional financing in order to commence the initial phases of exploration of the properties.  There is no assurance that will be able to obtain additional financing.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Patents, Trademarks, Franchises, Royalty Agreements or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Research and Development

We have not spent any amounts on research and development activities during the year ended August 31, 2014.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Employees and Employment Agreements

At present, we have no employees other than our President and CEO/Director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.

Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.

Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.

Properties

We do not currently own any property or real estate of any kind.  Our executive offices are located at 701 North Green Valley Parkway, Suite 200, Henderson Nevada, 89012.

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

Number of Holders

As of December 15, 2014, we had approximately 49 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2014.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended August 31, 2014.

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

Results of Operations for the Fiscal Year Ended August 31, 2014 compared to the Fiscal Year Ended August 31, 2013 and the Period from February 18, 2010 (Inception) to August 31, 2014

We did not earn any revenues for the period from February 18, 2010 (Inception) to August 31, 2014.  We incurred operating expenses in the amount of $510,001 during the fiscal year ended August 31, 2014, compared to operating expenses of $47,901 for the fiscal year ended August 31, 2013.  These operating expenses were comprised of mineral property expenditures of $407,053 (2013-$nil), filing fees of $11,664 (2013-$nil), office and general fees of $38,446 (2013 - $19,154), professional fees of $52,838 (2013 - $26,712), and imputed interest of $Nil (2013 - $2,035).  From the period from February 18, 2010 (Inception) to August 31, 2014, we incurred total operating expenses of $634,350.  These operating expenses were comprised of mineral property expenditures of $407,053, filing fees of $11,664, office and general fees of $65,349, professional fees of $144,914, imputed interest of $2,035, and an impairment of an investment of $3,335.  The professional fees consist of the expenses associated with this offering such as legal, accounting and auditing fees.

Revenues

We have had no operating revenues since our inception on February 18, 2010 to August 31, 2014.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

We incurred operating expenses in the amount of $510,001 during the fiscal year ended August 31, 2014, compared to operating expenses of $47,901 for the fiscal year ended August 31, 2013.  These operating expenses were comprised of mineral property expenditures of $407,053 (2013-$nil), filing fees of $11,664 (2013-$nil), office and general fees of $38,446 (2013 - $19,154), professional fees of $52,838 (2013 - $26,712), and imputed interest of $Nil (2013 - $2,035).  From the period from February 18, 2010 (Inception) to August 31, 2014, we incurred total operating expenses of $634,350.  These operating expenses were comprised of mineral property expenditures of $407,053, filing fees of $11,664, office and general fees of $65,349, professional fees of $144,914, imputed interest of $2,035, and an impairment of an investment of $3,335.  The professional fees consist of the expenses associated with this offering such as legal, accounting and auditing fees. The office and general expenses consists of utilities, insurance and office supplies.

Liquidity and Capital Resources

As at August 31, 2014, we had cash reserves of $1,862 and working capital deficit of $182,346.  As at August 31, 2013, we had cash reserves of $8,146 and working capital deficit of $54,314.

Cash Used in Operating Activities

Net cash used in operating activities was $149,378 during the fiscal year ended August 31, 2014, compared to $42,532 for the fiscal year ended August 31, 2013.  From the period from February 18, 2010 (Inception) to August 31, 2014 we used net cash of $239,619 in operating activities.

Cash from Financing Activities

We have funded our business to date primarily from sales loans from related parties, as well as sales of our common stock.  During the fiscal year ended August 31, 2014, we raised a total of $143,094 in financing activities.  This was comprised of a loan from our director and key management personnel of $143,084.  During the fiscal year ended August 31, 2013, we raised a total of $29,887 in financing activities.  From our inception, on February 18, 2010, to August 31, 2014, we have raised a total of $241,481 from financing activities, including $68,000 from the sale of our common stock and $173,481 in loans from a director and key management personnel.

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

Item 8. Financial Statements and Supplementary Data

AIM EXPLORATION INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

August 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

AIM Exploration, Inc.

We have audited the accompanying balance sheets of AIM Exploration, Inc., (A Development Stage Company) as of August 31, 2014 and 2013, and the related statements of operations, stockholders' equity and cash flows for the years then ended.   These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The cumulative statements of  operations, stockholders' equity and cash flows for the period from  February 18, 2010 (inception) to August 31, 2014 include amounts for the period from February 18, 2010 (inception) through August 31, 2013 which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from February 18, 2010 (inception) to August 31, 2013 is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIM Exploration, Inc., (A Development Stage Company) as of August 31, 2014 and 2013, and results of its operations and its cash flows for the years ended August 31, 2014 and 2013, and for the period from inception (February 18, 2010) to August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA. P.A.

David A. Aronson, CPA. P.A.

North Miami Beach, Florida
December 15, 2014

AIM EXPLORATION INC.

 (An Exploration Stage Company)

BALANCE SHEETS

ASSETS	Aug 31, 2014	Aug 31, 2013
CURRENT ASSETS
Cash	$ 1,862	$ 8,146
Deposits	25,505	0
Total Current Assets	27,367	8,146

TOTAL ASSETS	$ 27,367	$ 8,146

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 26,232	$ 22,073
Loans from Related Party	183,481	40,387
Total Current Liabilities	209,713	62,460

Provisions	55,000	0

TOTAL LIABILITIES	264,713	62,460

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock (Authorized 250,000,000 shares of common stock, $.001 par value Issued and outstanding 83,750,000 shares and 68,000,000 shares respectively)	83,750	68,000
Additional paid in capital	313,254	2,035
Deficit accumulated during the exploration stage	(634,350)	(124,349)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(237,346)	(54,314)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 27,367	$ 8,146

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	12 months ended Aug 31, 2014	12 months ended Aug 31, 2013	Cumulative results from inception (Feb 18, 2010) to Aug 31, 2014

REVENUE
Total Revenue	$ 0	$ 0	$ 0

Gross Profit	0	0	0

MINERAL PROPERTY OPERATIONS
Acquisition	381,969	-	381,969
Exploration	25,084	-	25,084
Total Mineral Property Operations	407,053	-	407,053

EXPENSES
Filing Fees	11,664	-	11,664
Office & General	38,446	19,154	65,349
Loss on impairment	-	-	3,335
Professional Fees	52,838	26,712	144,914

Total Expenses	102,948	45,866	225,262

Net Income (Loss)	(510,001)	(45,866)	(632,315)

Interest expense	-	(2,035)	(2,035)

Total Other Income	-	(2,035)	(2,035)

Net Income (Loss)	$ (510,001)	$ (47,901)	$ (634,350)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.01	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	83,750,000	64,252,055

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

 (An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscriptions Receivable	Accumulated Deficit	Total
		$	$		$	$
Balance at inception – February 18, 2010 Founders shares, issued for cash	- 10,000,000	- 10,000	- -	- (10,000)	- -	- -
Net Loss to August 31, 2010	-	-	-	-	(29,400)	(29,400)
Balance, August 31, 2010	10,000,000	10,000	-	(10,000)	(29,400)	(29,400)
Subscription Received Common stock issued for cash Net loss for the year ended August 31, 2011	- 40,000,000 -	- 40,000 -	- - -	10,000 - -	- - (18,939)	10,000 40,000 (18,939)
Balance, August 31, 2011	50,000,000	50,000	-	-	(48,339)	1,661
Net loss to August 31, 2012	–	–	-	-	(28,109)	(28,109)

Balance, August 31, 2012	50,000,000	50,000	-	-	(76,448)	(26,448)
Sale of common stock 18,000,000 common shares at $0.001 par value	18,000,000	18,000	-	-	-	18,000
Imputed Interest	-	-	2,035	-	-	2,035
Net loss for the year ended August 31, 2013	-	-	-	-	(47,901)	(47,901)
Balance, August 31, 2013	68,000,000	68,000	2,035	-	(124,349)	(54,314)
15,750,000 common shares at $0.001 par value	15,750,000	15,750	311,219	-	-	326,969
Net loss for the year ended August 31, 2014	-	-	-	-	(510,001)	(510,001)
Balance, August 31, 2014	83,750,000	83,750	313,254	-	(634,350)	(237,346)

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	12 months ended Aug 31, 2014	12 months ended Aug 31, 2013	Feb 18, 2010 (date of inception) to Aug 31, 2013

OPERATING ACTIVITIES
Net Loss	$ (510,001)	$ (47,901)	$ (634,350)
Imputed Interest	-	2,035	2,035
Acquisition costs	326,969	-	326,969
Adjustments to reconcile Net Income (Loss) to net Cash used in operating activities:
Deposits	(25,505)		(25,505)
Accounts Payable	4,159	3,334	36,232
Provisions	55,000	-	55,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(149,378)	(42,532)	(239,619)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	18,000	68,000
Loans from Related Party	143,094	29,887	173,481
NET CASH PROVIDED BY FINANCING ACTIVITIES	143,094	47,887	241,481

NET INCREASE (DECREASE) IN CASH	(6,284)	5,355	1,862

CASH, BEGINNING OF PERIOD	8,146	2,791	-

CASH, END OF PERIOD	$ 1,862	$ 8,146	$ 1,862

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is in the initial exploration stage and has incurred losses since inception totaling $634,350. The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31. The Company is an exploration stage company as defined in FASB ASC 915 organized to engage in mineral exploration.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at August 31, 2014 or 2013.

Advertising

Advertising costs are expensed as incurred. As of August 31, 2014, no advertising costs have been incurred.

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

August 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exploration-Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by the FASB standard. This standard requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has provided financial data since February 18, 2010, “Inception,” in the financial statements. Since inception, the Company has incurred a net loss of $634,350. The Company’s working capital has been generated through the sale of common stock and shareholder loans.

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

August 31, 2014

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

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through August 31, 2014.

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

August 31, 2014

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

August 31, 2014

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $182,346, an accumulated deficit of $634,350 and net loss from operations since inception of $634,350. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

During the year ended August 31, 2014, the Company issued 15,750,000 shares to 1 shareholder, in connection with an asset acquisition agreement for mining property entered into during the year.

As of August 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – LOANS PAYABLE – RELATED PARTIES

During the year ended August 31, 2014, total advances from a director of the Company was $500 (2013:  $500).  The amounts are unsecured, non-interest bearing and are due on demand.

During the year ended August 31, 2014, total advances from three related parties were $142,594 (2013:  $39,887).  The amounts are unsecured, non-interest bearing and are due on demand.

NOTE 6 – INCOME TAXES

The Company has losses carried forward for income tax purposes for August 31, 2014. There are no current or deferred tax expenses for the period ended August 31, 2014 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

August 31, 2014	August 31, 2013
$634,350	$ 124,349
35%	35%
222,023	43,522
(222,023)	(43,522)
$ 0	$ 0

The net federal operating loss carry forward will expire beginning 2030. This carry forward may be limited upon the consummation of a business combination under IRC Section 381. The Company has no uncertain tax position.

NOTE 7 – SUBSEQUENT EVENTS

a)

On October 9, 2014, the Company issued 350,000 restricted common shares in respect of an arm’s length advertising, promotional and marketing agreement.

b)

On October 15, 2014, the Company entered into a Mining Concession Asset Acquisition Agreement with Paladino Mining and Development Corp.  Pursuant to the Agreement, the Company has acquired 40% ownership of Paladino in exchange for: (1) the issuance of 5 million shares of common stock of the Company to Paladino (the “Shares”), (2) a cash payment of 540,000 Philippine Pesos, and (3) transfer of the Company’s 40% ownership of the Raval Mining Claim, also known as Pah-HSU-Qhuin Philippine Mining Claim, to Paladino. Paladino owns 648 hectares of land located at Brgys Caruan & Sulongan, Pasuquin, Ilocos Norte, Philippines. The land contains Feldspar, Silica, Limestone, etc. The Shares will be held in escrow until certain conditions are met, including the issuance of Paladino shares to the Company as well as other conditions.

c)

On November 6, 2014, the Company entered into Securities Purchase Agreements, whereby the Company issued convertible notes (the “Notes”), bearing interest of 8% per annum, in the aggregate principal amount of $184,500. The notes have a maturity date of November 6, 2015 and are convertible into shares of common stock of the Company at a conversion price equal to 55% of the lowest trading price of the Company’s common stock as reported on the National Quotations Bureau OTCQB exchange, for the fifteen prior trading days including the day upon which a notice of conversion is received. The first notes (“First Notes”), with an aggregate value of $92,250, were paid immediately. The second notes (“Second Notes”) with an aggregate value of $92,250, were initially paid for by the issuance of an offsetting $92,250 secured note issued to the Company by the subscriber, provided that prior to conversion of the Second Notes, the subscriber must have paid off the secured notes in cash such that the Second Notes may not be converted until it has been paid for in cash. Interest shall be payable in common stock, and shall be paid to the subscriber before or on the maturity date.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

During the year ended August 31, 2014, the Company changed auditors to David A. Aronson, C.P.A., P.A. of 17071 Wet Dixie Highway, Suite 301, North Miami Beach, FL, 33160.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of August 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management, including our chief executive officer and chief financial officer, has concluded that, as of August 31, 2014, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.  Our management reviewed the results of their assessment with our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
Mr. James Robert Todhunter	63	President, CEO & Director
Mr. Gregorio Formoso	51	Secretary, Treasurer, CFO & Director
Mr. Guil Rivera	61	Director

James Robert Todhunter, President, CEO, Director

Mr. Todhunter has been our President, Chief Executive Officer and a Director since September 18, 2014.  From 2007 to present, Mr. Todhunter has been a director or officer of Percana Mining Corp, a private company,

Gregorio Formoso, Secretary, Treasurer, CFO, Director

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

All of Mr. Formoso’s extensive experience outlined above led to our decision he should serve as our director.

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

Other

On September 18, 2014, the Company appointed Chad Warren Todhunter, the son of James Robert Todhunter, as a director. On November 14, 2014, Chad Warren Todhunter resigned as a director of the Company.

Identification of Significant Employees

We have no significant employees, other than James Robert Todhunter and Gregorio Formoso, our officers and two of the three directors.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

No officer, directors or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

-  Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

-  Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

-  Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

-  Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

·

our principal executive officer;

·

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2014 and August 31, 2013; and

·

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2014 and August 31, 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
James Robert Todhunter President, CEO and a director	2013	-	-	-	-	-	-	-	-
	2014	None	None	None	None	None	None	None	None
Gregorio Formoso Secretary, Treasurer and a director	2013	None	None	None	None	None	None	None	None
	2014	None	None	None	None	None	None	None	None
Guil Rivera Director	2013	None	None	None	None	None	None	None	None
	2014	None	None	None	None	None	None	None	None

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

Stock Options/SAR Grants

During our fiscal year ended August 31, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended August 31, 2014.

Option Exercises

During our fiscal year ended August 31, 2014 there were no options exercised by our named officers.

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

Shareholders	# of Shares	Percentage
Gregorio Formoso	6,500,000	7.8%
Guil Rivera	30,000,000	35.8%
All directors and executive officers as a group	36,500,000	43.6%

This table is based upon information derived from our stock records.  The shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 83,750,000 shares of common stock outstanding as of December 15, 2014.

In addition, Mr. James Robert Todhunter, a Director of the Company, is a Director of Percana Mining Corp. which owns 15,750,000 shares of common stock of the Company (18.8% of the total issued and outstanding as at December 15, 2014).

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with three directors.  We have determined that one of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15) and two of our directors are not “independent directors”.

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

Item 14.

Principal Accountant Fees and Services

		Year Ended August 31, 2014		Year Ended August 31, 2013
Audit fees		$11,400		$8,100
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total		$11,400		$8,100

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

PART IV

Item 15.

Exhibits

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibits
Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Henderson, on the 17th day of December, 2014.

Aim Exploration Inc.

By:/s/ James Robert Todhunter
James Robert Todhunter President,
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	December 17, 2014
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	December 17, 2014
Gregorio Formoso

