Form 10-Q
period 2014-11-30
Aim Exploration Inc.
filed 2015-01-20
CIK 1545232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-182071

AIM EXPLORATION INC.

(Name of Small Business Issuer in its charter)

Nevada	67-0682135
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

701 North Green Valley Parkway, Suite 200 Henderson, Nevada	89012
(Address of principal executive offices)	(Zip Code)

(844) 246-7378

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 20, 2015 the registrant had 89,100,000 shares of common stock outstanding.

AIM EXPLORATION INC.

2

PART I – FINANCIAL INFORMATION

AIM EXPLORATION INC.
(An Exploration Stage Company)

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

Consolidated Condensed Balance Sheets of November 30, 2014 and August 31, 2014	F-1
Consolidated Condensed Statements of Operations for the 3 months ended November 30, 2014 & 2013 and for the period from inception through November 30, 2014	F-2
Consolidated Condensed Statements of Cash Flows for the 3 months ended November 30, 2014 & 2013 and for the period from inception through November 30, 2014	F-3
Notes to Financial Statements	F-4

3

AIM EXPLORATION INC.

 (An Exploration Stage Company)

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

ASSETS	November 30, 2014	August 31, 2014
CURRENT ASSETS
Cash	$ 5,687	$ 1,862
Loans receivable	52,367	0
Deposits	172,069	25,505
Total Current Assets	230,123	27,367

Mineral property investment	300,000	300,000

TOTAL ASSETS	$ 530,123	$ 327,367

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 95,538	$ 26,232
Loans payable – related party	188,844	183,481
Convertible note, net of unamortized discount	7,567	0
Derivative liability	234,699	0
Total Current Liabilities	526,646	209,713

Provisions	0	55,000

TOTAL LIABILITIES	526,646	264,713

STOCKHOLDERS' EQUITY (DEFICIT)

Capital Stock
Authorized
     250,000,000 shares of common stock, $0.001 par value
Issued and outstanding 89,100,000 shares (83,750,000 shares outstanding as at August 31, 2014)

    1,000,000 shares of preferred stock, $0.001 par value

Issued and outstanding 100,000 shares (Nil as at

	89,100 100	83,750 0
Additional paid in capital	487,904	313,254
Deficit accumulated during the exploration stage	(573,627)	(334,350)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,477	(62,654)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 530,123	$ 327,367

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	3 months ended November 30, 2014	3 months ended November 30, 2013	Cumulative results from inception (Feb 18, 2010) to November 30, 2014
REVENUE
Total Revenue	$ 0	$ 0	$ 0

Gross Profit	0	0	0

MINERAL PROPERTY OPERATIONS
Acquisition	-	-	81,969
Exploration	10,399	-	35,483
Total Mineral Property Operations	10,399	-	117,452

EXPENSES
Filling Fees	562	-	12,227
Finder’s fees	9,000	-	9,000
Office & General	1,311	429	66,660
Loss on impairment	-	-	3,335
Professional Fees	20,923	8,307	165,837
Public relations	47,067	-	47,067

Total Expenses	78,863	8,736	304,126

Net Income (Loss)	(89,262)	(8,736)	(421,578)

Interest expense	(1,247)	(940)	(3,282)
Finance costs	(151,135)	-	(151,135)
Gain on derivative liability	2,368	-	2,368

Total Other Income	(150,014)	(940)	(152,049)

Net Income (Loss)	$ (239,276)	$ (9,676)	$ (573,627)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	86,477,473	68,000,000
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	97,802	Nil

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	3 months ended November 30, 2014	3 months ended November 30, 2013	Feb 18, 2010 (date of inception) to November 30, 2014

OPERATING ACTIVITIES
Net Loss	$ (239,276)	$ (9,676)	$ (573,627)
Finance costs	151,135	-	151,135
Accrued interest on convertible note	1,247	-	1,247
Gain on derivative liability	(2,368)	-	(2,368)
Imputed Interest	-	940	2,035
Acquisition costs	-	-	26,969
Adjustments to reconcile Net Income (Loss) to net Cash used in operating activities:
Loans Receivable	(52,367)	-	(52,367)
Deposits	33,435	-	7,931
Accounts Payable	69,306	(3,701)	105,538
Provisions	(55,000)	-	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(93,888)	(12,437)	(333,507)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	68,000
Convertible debt	92,250	-	92,250
Loans from Related Party	5,463	13,202	178,944
NET CASH PROVIDED BY FINANCING ACTIVITIES	97,713	13,202	339,194

NET INCREASE (DECREASE) IN CASH	3,825	765	5,687

CASH, BEGINNING OF PERIOD	1,862	8,146	-

CASH, END OF PERIOD	$ 5,687	$ 8,911	$ 5,687

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2014 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is in the initial exploration stage and has incurred losses since inception totaling $573,627.  The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.  The Company is an exploration stage company as defined in FASB ASC 915 organized to engage in mineral exploration.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements present the consolidated balance sheets, consolidated statements of operations and consolidated cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The consolidated statements incorporate the financial statements of the Company and its wholly-owned subsidiary, Aim Exploration SA, of Peru. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at November 30, 2014 or 2013.

Advertising

Advertising costs are expensed as incurred.  As of November 30, 2014, no advertising costs have been incurred.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2014 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Exploration-Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by the FASB standard.  This standard requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has provided financial data since February 18, 2010, “Inception,” in the financial statements.  Since inception, the Company has incurred a net loss of $573,627.  The Company’s working capital has been generated through the sale of common stock and shareholder loans.

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

Derivative Liability

The conversion features embedded in the outstanding convertible notes payable are separately accounted for as a derivative liability in accordance with ASC 815-15, Embedded Derivative. This is because the number of shares that may be acquired upon conversion is indeterminable as the conversion rates are expressed as a percentage discount to the current fair market value of common stock at the time of conversion. Derivative liabilities are valued when the host instruments (convertible notes) are

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2014 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Liability (Continued)

initially issued and are also revalued at each reporting date, with the change in the respective fair values being recorded as a gain or loss to the derivative liability.

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

Mineral Property Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has capitalized $300,000 of mineral property acquisition costs reflecting its investment in its properties.

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010.  Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through November 30, 2014.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The new guidance requires that

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2014 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2014 (unaudited)

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $295,623, an accumulated deficit of $573,627 and net loss from operations since inception of $573,627.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

The Company is funding its initial operations by way of issuing common shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 – MINERAL PROPERTY

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

In consideration for the above concessions, the Company has issued 15,750, 000 common shares (Note 6) to Percana in two separate blocks; the first block consists of 6,300,000 common shares which are to be held in escrow until either the Company raises $1,000,000 or when Percana waives this requirement. The second block consists of 9,450,000 shares which are to be held in escrow until such time as the Company is satisfied at its discretion that any arbitration issues have been resolved with the third concession, at which time the shares may be released out of escrow at the option of Percana. These Mining Concessions were acquired based on the assumption the properties are rich in high grade Anthracite Coal, currently there are 20 small tunnels on the property already producing anthracite coal which was being mined by illegal miners. Testing of the coal samples was performed indicating the presence of high-grade anthracite coal. Prior to acquisition AIM reviewed a non-compliant technical report prepared by Engineers/Geologists together with hiring a US based firm Gustavson Associates to visit the property and review the reports. The firm provided AIM with a report, which included recommendation for further exploration.

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2014 (unaudited)

NOTE 5 – CONVERTIBLE NOTE

On November 6, 2014, the Company issued convertible notes with a principal balance of $92,250, maturity date of November 6, 2015 and an interest rate per annum of 8%. The principal is convertible into common shares of the Company at a conversion rate equal to 55% of the lowest trading price of the Company’s common stock for the fifteen prior trading days, as defined in the agreement.

The Company is accounting for the conversion feature as a separate derivative liability under ASC 815. As such, the Company will carry the conversion feature liability at fair value on the balance sheet. The Company determined the fair value of the conversion feature as at November 6, 2014 and also as of the quarter ended November 30, 2014. The fair value took into consideration the look-back provision and was determined pursuant to guidance provided by ASC 718-50-55-24, which required the Company to use a combination of the fair value of a share of common stock and a share’s put and call value determined using an option valuation model. To determine the put and call values, the Company used the Black-Scholes option valuation model using the following inputs: the fair value of the common stock of $0.42, exercise price of $0.1485, remaining contractual term (1 year as of November 6, 2014), volatility of 119.5% and a risk-free interest rate of approximately 0.12%. To determine the fair value of a share of common stock, the Company used the last trading price that took place on January 13, 2015, for which shares of common stock were traded. Volatility was determined using a peer group of public companies, and the Company used US treasuries with a similar contractual term to determine the risk-free interest rate.

The conversion feature was fair valued at $237,067 at November 6, 2014 and $234,699 at November 30, 2014. The change in fair value of the conversion feature is being recorded through operating results. During the quarter ended November 30, 2014, the Company recognized other income of $2,368 related to the change in fair value of the conversion feature.

When recording the conversion feature liability at November 6, 2014, the Company recognized a 100% debt discount on the convertible notes payable of $92,250 and finance costs expense of $151,135. The debt discount is being accreted to finance costs using the straight-line method over the one-year contractual term of the debt. During the quarter ended November 30, 2014, the Company also recognized in the normal course accretion of $6,318.

NOTE 6 – CAPITAL STOCK

The Company’s capitalization is 250,000,000 common shares with a par value of $0.001 per share and 1,000,000 preferred shares with a par value of $0.001 per share.

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

During the year ended August 31, 2014, the Company issued 15,750,000 shares to 1 shareholder, in connection with an asset acquisition agreement for mining property entered into during the year. (Note 4)

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2014 (unaudited)

NOTE 6 – CAPITAL STOCK (Continued)

During the quarter ended November 30, 2014, the Company issued 5,000,000 shares to 1 shareholder in connection with an asset acquisition agreement. The Company also issued 350,000 shares to 1 shareholder in connection with a six-month investor relations campaign.

During the quarter ended November 30, 2014, the Company issued 100,000 preferred shares to 1 shareholder, a related party of the Company, in connection with services rendered.

As of November 30, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 7 – LOAN PAYABLE - RELATED PARTIES

During the quarter ended November 30, 2014, total advances from a director of the Company was $Nil (2013:  $500).  The amounts are unsecured, non-interest bearing and are due on demand.

During the quarter ended November 30, 2014, total advances from one related parties were $29,963 (2013:  $39,887) and amounts advanced to one related party were $25,500 (2013: $Nil).  The amounts are unsecured, non-interest bearing and are due on demand.

NOTE 8 – SUBSEQUENT EVENTS

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

Results of Operations for the Three months Ended November 30, 2014 Compared to the Same Period in 2013, and From Inception to November 30, 2014

No Revenues

Since our inception on February 18, 2010 to November 30, 2014, we have not yet earned any revenues.  As of November 30, 2014, we have an accumulated deficit of $573,627.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $239,276 for the three months ended November 30, 2014 compared to our net loss of $9,676 for the three months ended November 30, 2013.  The increase in net loss was mainly due to increased public relation, professional, finder’s fees, consulting and exploration fees as well as finance and interest costs related to the derivative liability component of the convertible notes issued during the period.  Since February 18, 2010 (date of inception) to November 30, 2014, we have incurred a net loss of $573,627.

Expenses

Our total operating expenses for the three months ended November 30, 2014 were $239,276 compared to $9,676, for the same period in 2013.  Our finder’s fee expense increased by $9,000 from $Nil for the nine months ended November 30, 2013. Office and general expenses increased by $882 from $429 for the three months ended November 30, 2013 compared to $1,311 for the three months ended November 30, 2014.  Our office and general expenses consist of management and consulting fees, bank charges, travel, meals and entertainment, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.  Our professional fees increased from $8,307 for the three months ended November 30, 2013 to $20,923 for the three months ended November 30, 2014. Public relation costs increased from $Nil for the three months ended November 30, 2013 to $47,067 for the three months ended November 30, 2014. Finance costs increased from $Nil for the three months ended November 30, 2013 to $151,135 for the three months ended November 30, 2014, and were related to the derivative liability component of the convertible notes issued during the period.

Liquidity and Capital Resources

Three Month Period Ended November 30, 2014

As at November 30, 2014, our total assets were $530,123 compared to $327,367 in total assets at August 31, 2014.  As at November 30, 2014, our current liabilities were $525,746, which was comprised of accounts payable of $95,538 loans from related party of $187,944, convertible notes, net of unamortized discount of $7,565 and  a derivative liability of $234,699.  Stockholders’ equity was $4,377 as of November 30, 2014 compared to stockholders' deficit of $62,654 as of August 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the three months period ended November 30, 2014, net cash flows used in operating activities was $93,888, compared to $12,437 for the same period in 2013.  For the period from inception (February 18, 2010) to November 30, 2014, net cash from operating activities was $333,507.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements, convertible notes or the issuance of equity.  For the three months period ended November 30, 2014 net cash provided by financing activities was $97,713 compared to the three month period ended in 2013, which was $13,202.  For the period from inception (February 18, 2010) to November 30, 2014, net cash provided by financing activities was $339,194 received from proceeds from issuance of common stock, convertible notes and related party loans.

Plan of Operation

Our plan of operation for the next twelve months is to grow our business through the exploration of our current properties and additional properties that we acquire.

Going Concern

Our independent auditors' review report accompanying our August 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of November 30, 2014, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of November 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of November 30, 2014, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of November 30, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of January 20, 2015 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	January 20, 2015
James Robert Todhunter

/s/ Guil Rivera	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	January 20, 2015
Guil Rivera

