Form 10-Q/A
period 2014-11-30
Aim Exploration Inc.
filed 2015-01-21
CIK 1545232

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 2014 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

3

AIM EXPLORATION INC.

 (An Exploration Stage Company)

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

ASSETS	November 30, 2014	August 31, 2014
CURRENT ASSETS
Cash	$ 5,687	$ 1,862
Loans receivable	52,367	0
Deposits	172,069	25,505
Total Current Assets	230,123	27,367

Mineral property investment	300,000	300,000

TOTAL ASSETS	$ 530,123	$ 327,367

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 95,538	$ 26,232
Loans payable – related party	188,844	183,481
Convertible note, net of unamortized discount	7,565	0
Derivative liability	234,699	0
Total Current Liabilities	526,646	209,713

Provisions	0	55,000

TOTAL LIABILITIES	526,646	264,713

STOCKHOLDERS' EQUITY (DEFICIT)

Capital Stock
Authorized
     250,000,000 shares of common stock, $0.001 par value
Issued and outstanding 89,100,000 shares (83,750,000 shares outstanding as at August 31, 2014)

    1,000,000 shares of preferred stock, $0.001 par value

Issued and outstanding 100,000 shares (Nil as at August 31, 2014)

	89,100 100	83,750 0
Additional paid in capital	487,904	313,254
Deficit accumulated during the exploration stage	(573,627)	(334,350)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,477	62,654
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 530,123	$ 327,367

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	3 months ended November 30, 2014	3 months ended November 30, 2013	Cumulative results from inception (Feb 18, 2010) to November 30, 2014
REVENUE
Total Revenue	$ 0	$ 0	$ 0

Gross Profit	0	0	0

MINERAL PROPERTY OPERATIONS
Acquisition	-	-	81,969
Exploration	10,399	-	35,483
Total Mineral Property Operations	10,399	-	117,452

EXPENSES
Filing Fees	562	-	12,227
Finder’s fees	9,000	-	9,000
Office & General	1,311	429	66,660
Loss on impairment	-	-	3,335
Professional Fees	20,923	8,307	165,837
Public relations	47,067	-	47,067

Total Expenses	78,863	8,736	304,126

Net Income (Loss)	(89,262)	(8,736)	(421,578)

Interest expense	(1,247)	(940)	(3,282)
Finance costs	(151,135)	-	(151,135)
Gain on derivative liability	2,368	-	2,368

Total Other Income	(150,014)	(940)	(152,049)

Net Income (Loss)	$ (239,276)	$ (9,676)	$ (573,627)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	86,477,473	68,000,000
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	97,802	Nil

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

Derivative Liability
The conversion features embedded in the outstanding convertible notes payable are separately accounted for as a derivative liability in accordance with ASC 815-15, Embedded Derivative. This is because the number of shares that may be acquired upon conversion is indeterminable as the conversion rates are expressed as a percentage discount to the current fair market value of common stock at the time of conversion. Derivative liabilities are valued when the host instruments (convertible notes) are initially issued and are also revalued at each reporting date, with the change in the respective fair values being recorded as a gain or loss to the derivative liability.

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	January 21, 2015
James Robert Todhunter

/s/ Guil Rivera	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	January 21, 2015
Guil Rivera

