Form 10-K/A
period 2014-08-31
Aim Exploration Inc.
filed 2015-03-11
CIK 1545232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note:

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014 which the Registrant previously filed with the Securities and Commission on December 17, 2014 (the “Original Filing”). The Registrant is filing this Amendment to record the acquisition of a mineral property and related expenses.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

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

Results of Operations for the Fiscal Year Ended August 31, 2014 compared to the Fiscal Year Ended August 31, 2013 and the Period from February 18, 2010 (Inception) to August 31, 2014

We did not earn any revenues for the period from February 18, 2010 (Inception) to August 31, 2014.  We incurred operating expenses in the amount of $183,032 during the fiscal year ended August 31, 2014, compared to operating expenses of $47,901 for the fiscal year ended August 31, 2013.  These operating expenses were comprised of mineral property expenditures of $80,084 (2013-$nil), filing fees of $11,664 (2013-$nil), office and general fees of $38,446 (2013 - $19,154), professional fees of $52,838 (2013 - $26,712), and imputed interest of $Nil (2013 - $2,035).  From the period from February 18, 2010 (Inception) to August 31, 2014, we incurred total operating expenses of $307,381.  These operating expenses were comprised of mineral property expenditures of $80,084, filing fees of $11,664, office and general fees of $65,349, professional fees of $144,914, imputed interest of $2,035, and an impairment of an investment of $3,335.  The professional fees consist of the expenses associated with this offering such as legal, accounting and auditing fees.

Revenues

We have had no operating revenues since our inception on February 18, 2010 to August 31, 2014.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

We incurred operating expenses in the amount of $183,032 during the fiscal year ended August 31, 2014, compared to operating expenses of $47,901 for the fiscal year ended August 31, 2013.  These operating expenses were comprised of mineral property expenditures of $80,084 (2013-$nil), filing fees of $11,664 (2013-$nil), office and general fees of $38,446 (2013 - $19,154), professional fees of $52,838 (2013 - $26,712), and imputed interest of $Nil (2013 - $2,035).  From the period from February 18, 2010 (Inception) to August 31, 2014, we incurred total operating expenses of $307,381.  These operating expenses were comprised of mineral property expenditures of $80,084 filing fees of $11,664, office and general fees of $65,349, professional fees of $144,914, imputed interest of $2,035, and an impairment of an investment of $3,335. The professional fees consist of the expenses associated with this offering such as legal, accounting and auditing fees. The office and general expenses consists of utilities, insurance and office supplies.

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

Cash from Financing Activities

We have funded our business to date primarily from sales loans from related parties, as well as sales of our common stock.  During the fiscal year ended August 31, 2014, we raised a total of $143,094 in financing activities.  This was comprised of a loan from our director and key management personnel of $143,094.  During the fiscal year ended August 31, 2013, we raised a total of $29,887 in financing activities.  From our inception, on February 18, 2010, to August 31, 2014, we have raised a total of $241,481 from financing activities, including $68,000 from the sale of our common stock and $173,481 in loans from a director and key management personnel.

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

Item 8. Financial Statements and Supplementary Data

AIM EXPLORATION INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets of August 31, 2014 and 2013	F-2

Consolidated Statements of Operations for the years ended August 31, 2014 & 2013 and for the period from February 18, 2010 (inception) through August 31, 2014	F-3

Consolidated Statements of Stockholder’s Equity (Deficit)	F-4

Consolidated Statements of Cash Flows for the years ended August 31, 2014 and 2013 and for the period from February 18, 2010 (inception) through August 31, 2014	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

AIM Exploration, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of AIM Exploration, Inc., (A Development Stage Company) as of August 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.   These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The cumulative consolidated statements of  operations, stockholders' equity and cash flows for the period from  February 18, 2010 (inception) to August 31, 2014 include amounts for the period from February 18, 2010 (inception) through August 31, 2013 which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from February 18, 2010 (inception) to August 31, 2013 is based solely on the report of the other auditors.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.

--------------------------------------------

David A. Aronson, CPA. P.A.

North Miami Beach, Florida

December 15, 2014

AIM EXPLORATION INC.

 (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS	Aug 31, 2014	Aug 31, 2013
CURRENT ASSETS
Cash	$ 1,862	$ 8,146
Deposits	25,505	0
Total Current Assets	27,367	8,146
Mineral property	326,969	0

TOTAL ASSETS	$ 354,336	$ 8,146

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 26,232	$ 22,073
Loans from Related Party	183,481	40,387
Total Current Liabilities	209,713	62,460

Provisions	55,000	0

TOTAL LIABILITIES	264,713	62,460

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock (Authorized 250,000,000 shares of common stock, $.001 par value; 83,750,000 shares and 68,000,000 shares Issued and outstanding respectively)	83,750	68,000
Additional paid in capital	313,254	2,035
Deficit accumulated during the exploration stage	(307,381)	(124,349)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(89,623)	(54,314)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 354,336	$ 8,146

The accompanying notes are an integral part of these consolidated financial statements

AIM EXPLORATION INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	12 months ended Aug 31, 2014	12 months ended Aug 31, 2013	Cumulative results from inception (Feb 18, 2010) to Aug 31, 2014

REVENUE
Total Revenue	$ 0	$ 0	$ 0

Gross Profit	0	0	0

MINERAL PROPERTY OPERATIONS
Acquisition expenses	55,000	-	55,000
Exploration expenses	25,084	-	25,084
Total Mineral Property Operations	80,084	-	80,084

EXPENSES
Filing Fees	11,664	-	11,664
Office & General	38,446	19,154	65,349
Loss on impairment	-	-	3,335
Professional Fees	52,838	26,712	144,914

Total Expenses	102,948	45,866	225,262

Net Income (Loss)	(183,032)	(45,866)	(305,346)

Interest expense	-	(2,035)	(2,035)

Total Other Income	-	(2,035)	(2,035)

Net Income (Loss)	$ (183,032)	$ (47,901)	$ (307,381)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	83,750,000	64,252,055

The accompanying notes are an integral part of these consolidated financial statements

AIM EXPLORATION INC.

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscriptions Receivable	Accumulated Deficit	Total
		$	$		$	$
Balance at inception – February 18, 2010 Founders shares, issued for cash	- 10,000,000	- 10,000	- -	- (10,000)	- -	- -
Net Loss to August 31, 2010	-	-	-	-	(29,400)	(29,400)
Balance, August 31, 2010	10,000,000	10,000	-	(10,000)	(29,400)	(29,400)
Subscription Received Common stock issued for cash Net loss for the year ended August 31, 2011	- 40,000,000 -	- 40,000 -	- - -	10,000 - -	- - (18,939)	10,000 40,000 (18,939)
Balance, August 31, 2011	50,000,000	50,000	-	-	(48,339)	1,661
Net loss to August 31, 2012	–	–	-	-	(28,109)	(28,109)

Balance, August 31, 2012	50,000,000	50,000	-	-	(76,448)	(26,448)
Sale of common stock 18,000,000 common shares at $0.001 par value	18,000,000	18,000	-	-	-	18,000
Imputed Interest	-	-	2,035	-	-	2,035
Net loss for the year ended August 31, 2013	-	-	-	-	(47,901)	(47,901)
Balance, August 31, 2013	68,000,000	68,000	2,035	-	(124,349)	(54,314)
15,750,000 common shares at $0.001 par value	15,750,000	15,750	311,219	-	-	326,969
Net loss for the year ended August 31, 2014	-	-	-	-	(183,032)	(183,032)
Balance, August 31, 2014	83,750,000	83,750	313,254	-	(307,381)	(89,623)

The accompanying notes are an integral part of these consolidated financial statements

AIM EXPLORATION INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 months ended Aug 31, 2014	12 months ended Aug 31, 2013	Feb 18, 2010 (date of inception) to Aug 31, 2013

OPERATING ACTIVITIES
Net Loss	$ (183,032)	$ (47,901)	$ (307,381)
Imputed Interest	-	2,035	2,035
Adjustments to reconcile Net Income (Loss) to net Cash used in operating activities:
Deposits	(25,505)		(25,505)
Accounts Payable	4,159	3,334	36,232
Provisions	55,000	-	55,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(149,378)	(42,532)	(239,619)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	18,000	68,000
Loans from Related Party	143,094	29,887	173,481
NET CASH PROVIDED BY FINANCING ACTIVITIES	143,094	47,887	241,481

NET INCREASE (DECREASE) IN CASH	(6,284)	5,355	1,862

CASH, BEGINNING OF PERIOD	8,146	2,791	-

CASH, END OF PERIOD	$ 1,862	$ 8,146	$ 1,862

The accompanying notes are an integral part of these consolidated financial statements

AIM EXPLORATION INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is a development stage company as defined by FASB ASC 915.  The Company was organized to engage in mineral exploration and has incurred losses totaling $307,381 since inception . The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements present the consolidated balance sheets, consolidated statements of operations, consolidated stockholders' equity (deficit) and consolidated cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

Property

The Company does not own or rent any property. The Company’s office space is being provided by the president at no charge to the Company .

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

AIM EXPLORATION INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Development-Stage Company

The Company is considered an development -stage company, having limited operating revenues during the period presented, as defined by the FASB standard. This standard requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has provided financial data since February 18, 2010, “Inception,” in the financial statements. Since inception, the Company has incurred a net loss of $ 307,381 . The Company’s working capital has been generated through the sale of common stock and shareholder loans

Fair Value of Financial Instruments

The Company has adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"). ASC 820-10 defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure The adoption of ASC 820-10 requires that the Company disclose assets and liabilities that are recognized and measured at fair value on a non-recurring basis, presented in a three-tier fair value hierarchy, as follows:

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

The following presents the gross value of assets that were measured and recognized at fair value:

- Level 1: none

- Level 2: none

- Level 3: none

The Company adopted ASC 825-10, Financial Instruments , which permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of this standard did not have an impact on the Company's financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts payable and accrued expenses, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

AIM EXPLORATION INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Mineral Property Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has capitalized $326,969 of mineral property acquisition costs reflecting its investment in its properties.

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010. ASC 718-10-30-2 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through August 31, 2014.

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

AIM EXPLORATION INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $182,346, an accumulated deficit of $ 307,381 and net loss from operations since inception of $ 307,381 . The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merging with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

The Company is funding its initial operations by way of issuing common shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 –MINERAL PROPERTY

Peruvian Mining Claims:

On June 23, 2014, Aim Exploration, Inc. entered into a Mining Concession Asset Acquisition Agreement (the “Agreement”) with Percana Mining Corp. (“Percana”). Pursuant to the Agreement, the Company acquired three separate mining concessions. Two of the concession titles are unencumbered and comprise 40% of the mining concessions. These two concessions are known as El Tunel Del Tiempo 1 code 11060780 and El Tunel Del Tiempo 2 code 11060781, and the registered ownership of these two concessions have been transferred to the Company. The third concession property known as Agujeros Negros MA-AG comprising the remaining 60% has not yet been transferred to the Company, however the Company has entered into a Contract of Mining Assignment and Option to Purchase the concession for a five year term. This contract provides AIM with full rights and authorities over the concession.

In consideration for the above concessions, the Company has issued 15,750,000 restricted common shares (Note 5) to Percana in two separate blocks; the first block consists of 6,300,000 common shares which are to be held in escrow until either the Company raises $1,000,000 or when Percana waives this requirement. The second block consists of 9,450,000 shares which are to be held in escrow until such time as the Company is satisfied, at its discretion, that any arbitration issues have been resolved with the third concession, at which time the shares may be released out of escrow at the option of Percana. These Mining Concessions were acquired based on the assumption the properties are rich in high grade Anthracite Coal. Testing of the coal samples was performed indicating the presence of high-grade anthracite coal. Prior to acquisition AIM reviewed a non-compliant technical report prepared by Engineers/Geologists together with hiring a US based firm Gustavson Associates to visit the property and review the reports. The firm provided AIM with a report, which included recommendation for further exploration.

AIM EXPLORATION INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

NOTE 5 – CAPITAL STOCK

The Company’s has authorized 250,000,000 shares of common stock with a par value of $0.001 per share. At August 31, 2014, 83,750,000 shares of common stock were issued and outstanding. The Company has not authorized or issued any shares of preferred stock.

In February 2010, a director of the Company purchased 10,000,000 shares of the common at $0.001 per share for $10,000.

In August 2011, the Company issued 40,000,000 shares for cash of $40,000 to 34 shareholders.

During the year ended August 31, 2013 the Company issued 18,000,000 shares to 6 shareholders for cash proceeds of $18,000.

In July 2014, the Company issued 15,750,000 common shares in connection with the acquisition of certain mining property. (Note 4)

As of August 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – LOANS PAYABLE – RELATED PARTIES

During the years ended August 31, 2014 and 2013, advances from a director of the Company were $500 and   $500 , respectively.  The amounts are unsecured, non-interest bearing and are due on demand.

During the years ended August 31, 2014 and 2013, advances from three related parties were $ 183,481 and $40,387, respectively. The amounts are unsecured, non-interest bearing and are due on demand.

NOTE 7 – INCOME TAXES

At August 31, 2014, the Company has a net loss carryforward of approximately $307,381. This loss will be available to offset future taxable income.  If not used, this carryforward loss will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at August 31, 2014.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

	August 31, 2014	August 31, 2013
Operating loss carry forward	$307,381	$ 124,349
Federal statutory rate	39%	35%
Deferred tax assets gross	119,879	43,522
Valuation allowance	(119,879)	(43,522)
Net deferred tax assets	$ 0	$ 0

The net federal operating loss carry forward will expire beginning 2030. This carry forward may be limited upon the consummation of a business combination under IRC Section 381. The Company has no uncertain tax position.

AIM EXPLORATION INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

NOTE 8 – SUBSEQUENT EVENTS

a) In October 2014, the Company issued 350,000 shares of restricted common stock for services .

b) In October 2014, the Company entered into a Mining Concession Asset Acquisition Agreement with Paladino Mining and Development Corp.  Pursuant to the Agreement, the Company has acquired 40% ownership of Paladino in exchange for: (1) the issuance of 5 million shares of common stock of the Company to Paladino (the “Shares”), (2) a cash payment of 540,000 Philippine Pesos, and (3) transfer of the Company’s 40% ownership of the Raval Mining Claim, also known as Pah-HSU-Qhuin Philippine Mining Claim, to Paladino. Paladino owns 648 hectares of land located at Brgys Caruan & Sulongan, Pasuquin, Ilocos Norte, Philippines. The land contains Feldspar, Silica, Limestone, etc. The Shares will be held in escrow until certain conditions are met, including the issuance of Paladino shares to the Company as well as other conditions.

c) In November 2014, the Company entered into Securities Purchase Agreements, whereby the Company issued convertible notes (the “Notes”), bearing interest of 8% per annum, in the aggregate principal amount of $184,500. The notes mature in November 2015 and are convertible into shares of the Company’s common stock at a conversion price equal to 55% of the lowest trading price of the Company’s common stock as reported on the National Quotations Bureau OTCQB exchange, for the fifteen prior trading days including the day upon which a notice of conversion is received. The first notes (“First Notes”), with an aggregate value of $92,250, were paid immediately. The second notes (“Second Notes”) with an aggregate value of $92,250, were initially paid for by the issuance of an offsetting $92,250 secured note issued to the Company by the subscriber, provided that prior to conversion of the Second Notes, the subscriber must have paid off the secured notes in cash such that the Second Notes may not be converted until it has been paid for in cash. Interest shall be payable in common stock, and shall be paid to the subscriber before or on the maturity date.

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

James Robert Todhunter, President, CEO, Director

Mr. Todhunter has been our President, Chief Executive Officer and a Director since September 18, 2014. From 2007 to present, Mr. Todhunter has been a director or officer of Percana Mining Corp, a private company.

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

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Henderson, on the 11th day of March, 2015.

Aim Exploration Inc.

By:/s/ James Robert Todhunter
James Robert Todhunter President,
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	March 11, 2015
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	March 11, 2015
Gregorio Formoso

