Form 10-Q/A
period 2014-11-30
Aim Exploration Inc.
filed 2015-04-02
CIK 1545232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 20, 2015 the registrant had 89,100,000 shares of common stock outstanding and 100,000 of preferred stock outstanding.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended November 30, 2014 which the Registrant previously filed with the Securities and Exchange Commission on January 21, 2015 (the “Original Filing”).  The Registrant is filing to record the acquisition of a mineral property and related expenses.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-Q/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-Q/A.

AIM EXPLORATION INC.

2

PART I – FINANCIAL INFORMATION

AIM EXPLORATION INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

Condensed Consolidated Balance Sheets of November 30, 2014 and August 31, 2014	F-1
Condensed Consolidated Statements of Operations for the 3 months ended November 30, 2014 & 2013 and for the period from February 18, 2010 (inception) through November 30, 2014	F-2
Condensed Consolidated Statements of Cash Flows for the 3 months ended November 30, 2014 & 2013 and for the period from February 18, 2010 (inception) through November 30, 2014	F-3
Notes to the Condensed Consolidated Financial Statements	F-4

3

AIM EXPLORATION INC.

 (A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	November 30, 2014	August 31, 2014
CURRENT ASSETS
Cash	$ 5,687	$ 1,862
Loans receivable	52,367	0
Deposits	172,069	25,505
Total Current Assets	230,123	27,367

Mineral property investment	326,969	326,969

TOTAL ASSETS	$ 557,092	$ 354,336

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 95,538	$ 26,232
Loans payable – related party	188,844	183,481
Convertible note, net of unamortized discount	7,565	0
Derivative liability	234,699	0
Total Current Liabilities	526,646	209,713

Provisions	0	55,000

TOTAL LIABILITIES	526,646	264,713

STOCKHOLDERS' EQUITY (DEFICIT)

Capital Stock
Authorized
     250,000,000 shares of common stock, $0.001 par value
Issued and outstanding 89,100,000 shares (83,750,000 shares outstanding as at August 31, 2014)

    1,000,000 shares of preferred stock, $0.001 par value

Issued and outstanding 100,000 shares (Nil as at August 31, 2014)

	89,100 100	83,750 0
Additional paid in capital	487,904	313,254
Deficit accumulated during the exploration stage	(546,658)	(307,381)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	30,446	89,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 557,092	$ 354,336

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	3 months ended November 30, 2014	3 months ended November 30, 2013	Cumulative results from inception (Feb 18, 2010) to November 30, 2014
REVENUE
Total Revenue	$ 0	$ 0	$ 0

Gross Profit	0	0	0

MINERAL PROPERTY OPERATIONS
Acquisition	-	-	55,000
Exploration	10,399	-	35,483
Total Mineral Property Operations	10,399	-	90,483

EXPENSES
Filing Fees	562	-	12,226
Finder’s fees	9,000	-	9,000
Office & General	1,311	429	66,660
Loss on impairment	-	-	3,335
Professional Fees	20,923	8,307	165,838
Public relations	47,067	-	47,067

Total Expenses	78,863	8,736	304,126

Net Income (Loss)	(89,262)	(8,736)	(394,609)

Interest expense	(1,247)	(940)	(3,282)
Finance costs	(151,135)	-	(151,135)
Gain on derivative liability	2,368	-	2,368

Total Other Income	(150,014)	(940)	(152,049)

Net Income (Loss)	$ (239,276)	$ (9,676)	$ (546,658)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	86,477,473	68,000,000
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	97,802	Nil

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 months ended November 30, 2014	3 months ended November 30, 2013	Feb 18, 2010 (date of inception) to November 30, 2014

OPERATING ACTIVITIES
Net Loss	$ (239,276)	$ (9,676)	$ (546,658)
Finance costs	151,135	-	151,135
Accrued interest on convertible note	1,247	-	1,247
Gain on derivative liability	(2,368)	-	(2,368)
Imputed Interest	-	940	2,035
Adjustments to reconcile Net Income (Loss) to net Cash used in operating activities:
Loans Receivable	(52,367)	-	(52,367)
Deposits	33,435	-	7,930
Accounts Payable	69,306	(3,701)	105,539
Provisions	(55,000)	-	-

NET CASH USED IN OPERATING ACTIVITIES	(93,888)	(12,437)	(333,507)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	68,000
Convertible debt	92,250	-	92,250
Loans from Related Party	5,463	13,202	178,944
NET CASH PROVIDED BY FINANCING ACTIVITIES	97,713	13,202	339,194

NET INCREASE IN CASH	3,825	765	5,687

CASH, BEGINNING OF PERIOD	1,862	8,146	-

CASH, END OF PERIOD	$ 5,687	$ 8,911	$ 5,687

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is a development stage company as defined by FASB ASC 915.  The Company was organized to engage in mineral exploration and has incurred losses totaling $546,658 since inception . The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements present the condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The condensed consolidated statements incorporate the financial statements of the Company and its wholly-owned subsidiary, Aim Exploration SA, of Peru. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

AIM EXPLORATION INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Development -Stage Company

The Company is considered a development -stage company, having limited operating revenues during the period presented, as defined by the FASB standard.  This standard requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has provided financial data since February 18, 2010, “Inception,” in the financial statements.  Since inception, the Company has incurred a net loss of $ 546,658 .  The Company’s working capital has been generated through the sale of common stock and shareholder loans.

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

AIM EXPLORATION INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Mineral Property Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has capitalized $ 326,969 of mineral property acquisition costs reflecting its investment in its properties.

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010. ASC 718-10-30-2 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through August 31 , 2014.

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

AIM EXPLORATION INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $ 296,523 , an accumulated deficit of $ 546,658 and net loss from operations since inception of $ 546,658 .  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merging with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

In consideration for the above concessions, the Company has issued 15,750, 000 restricted common shares (Note 6) to Percana in two separate blocks; the first block consists of 6,300,000 common shares which are to be held in escrow until either the Company raises $1,000,000 or when Percana waives this requirement. The second block consists of 9,450,000 shares which are to be held in escrow until such time as the Company is satisfied at its discretion that any arbitration issues have been resolved with the third concession, at which time the shares may be released out of escrow at the option of Percana. These Mining Concessions were acquired based on the assumption the properties are rich in high grade Anthracite Coal, currently there are 20 small tunnels on the property already producing anthracite coal which was being mined by illegal miners. Testing of the coal samples was performed indicating the presence of high-grade anthracite coal. Prior to acquisition AIM reviewed a non-compliant technical report prepared by Engineers/Geologists together with hiring a US based firm Gustavson Associates to visit the property and review the reports. The firm provided AIM with a report, which included recommendation for further exploration.

AIM EXPLORATION INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6 – CAPITAL STOCK

The Company has authorized 250,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. At August 31, 2014, 83,750,000 shares of common stock were issued and outstanding, and 100,000 shares of preferred stock were issued and outstanding.

In February 2010, a director of the Company purchased 10,000,000 shares of the common at $0.001 per share for $10,000.

In August 2011, the Company issued 40,000,000 shares for cash of $40,000 to 34 shareholders.

During the year ended August 31, 2013 the Company issued 18,000,000 shares to 6 shareholders for cash proceeds of $18,000.

In July 2014, the Company issued 15,750,000 common shares in connection with the acquisition of certain mining property . (Note 4)

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

AIM EXPLORATION INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

NOTE 7 – LOAN PAYABLE - RELATED PARTIES

During the quarter ended November 30, 2014 and 2013, advances from a director of the Company were $Nil and $500 , respectively.  The amounts are unsecured, non-interest bearing and are due on demand.

During the quarter ended November 30, 2014 and 2013, advances from one related parties were $29,963 and $39,887 , respectively, and amounts advanced to one related party were $25,500 and $Nil , respectively.  The amounts are unsecured, non-interest bearing and are due on demand.

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

Results of Operations for the Three months Ended November 30, 2014 Compared to the Same Period in 2013, and From February 18, 2010 ( Inception ) to November 30, 2014

No Revenues

Since our inception on February 18, 2010 to November 30, 2014, we have not yet earned any revenues.  As of November 30, 2014, we have an accumulated deficit of $ 546,658 .  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $239,276 for the three months ended November 30, 2014 compared to our net loss of $9,676 for the three months ended November 30, 2013.  The increase in net loss was mainly due to increased public relation, professional, finder’s fees, consulting and exploration fees as well as finance and interest costs related to the derivative liability component of the convertible notes issued during the period.  Since February 18, 2010 (date of inception) to November 30, 2014, we have incurred a net loss of $ 546,658 .

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	April 2, 2015
James Robert Todhunter

/s/ Guil Rivera	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	April 2, 2015
Guil Rivera

