Form 10-Q
period 2015-02-28
Aim Exploration Inc.
filed 2015-04-20
CIK 1545232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 15, 2015 the registrant had 89,100,000 shares of common stock outstanding and 100,000 of preferred stock outstanding.

AIM EXPLORATION INC.

2

PART I – FINANCIAL INFORMATION

AIM EXPLORATION INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

(Unaudited)

Condensed Consolidated Balance Sheets of February 28, 2015 and August 31, 2014	F-1
Condensed Consolidated Statements of Operations for the 3 and 6 months ended February 28, 2015 & 2014 and for the period from February 18, 2010 (inception) through February 28, 2015	F-2
Condensed Consolidated Statements of Cash Flows for the 3 months ended February 28, 2015 & 2014 and for the period from February 18, 2010 (inception) through February 28, 2015	F-3
Notes to the Condensed Consolidated Financial Statements	F-4

3

AIM EXPLORATION INC.

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	February 28, 2015	August 31, 2014
CURRENT ASSETS
Cash	$ 59,190	$ 1,862
Loans receivable	58,367	0
Deposits	55,043	25,505
Total Current Assets	172,600	27,367

Mineral property investment	326,969	326,969

TOTAL ASSETS	$ 499,569	$ 354,336

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 87,609	$ 26,232
Loans payable – related party	306,238	183,481
Convertible note, net of unamortized discount	34,988	0
Derivative liability	230,407	0
Total Current Liabilities	659,242	209,713

Provisions	0	55,000

TOTAL LIABILITIES	659,242	264,713

STOCKHOLDERS' EQUITY (DEFICIT)

Capital Stock
Authorized
    250,000,000 shares of common stock, $0.001 par value
Issued and outstanding 89,100,000 shares (83,750,000 shares outstanding as at August 31, 2014)

    1,000,000 shares of preferred stock, $0.001 par value

Issued and outstanding 100,000 shares (Nil as at August 31, 2014)

	89,100 100	83,750 0
Additional paid in capital	487,904	313,254
Deficit accumulated during the exploration stage	(736,777)	(307,381)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(159,673)	89,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 499,569	$ 354,336

The accompanying notes are an integral part of these financial statements

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	6 months ended February 28, 2015	6 months ended February 28, 2014	3 months ended February 28, 2015	3 months ended February 28, 2014	Cumulative results from inception (Feb 18, 2010) to February 28, 2015
REVENUE
Total Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

Gross Profit	0	0	0	0	0

MINERAL PROPERTY OPERATIONS
Acquisition	-	-	-	-	55,000
Exploration	10,399	16,780	-	16,780	35,483
Total Mineral Property Operations	10,399	16,780	-	16,780	90,483

EXPENSES
Accretion	22,747	-	22,747	-	22,747
Consulting fees	10,338	25,000	10,338	25,000	10,338
Filling fees	4,273	-	3,711	-	15,937
Finder’s fees	9,000	-	-	-	9,000
Office & general	12,395	15,428	11,084	14,999	77,744
Loss on impairment	-	-	-	-	3,335
Professional fees	76,713	16,207	55,790	7,900	221,628
Public relations	133,132	-	86,065	-	133,132

Total Expenses	268,598	56,635	189,735	47,899	493,861

Net Income (Loss)	(278,997)	(73,415)	(189,735)	(64,679)	(584,344)

Interest expense	(5,923)	(2,835)	(4,676)	(1,895)	(7,958)
Finance costs	(151,135)	-	-	-	(151,135)
Gain on derivative liability	6,660	-	4,292	-	6,660

Total Other Expense	(150,398)	(2,835)	(384)	(1,895)	(152,433)

Net Income (Loss)	$ (429,395)	$ (76,250)	$ (190,119)	$ (66,574)	$ (736,777)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	87,781,492	68,000,000	89,100,000	68,000,000
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	98,895	Nil	100,000	Nil

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 months ended February 28, 2015	6 months ended February 28, 2014	Feb 18, 2010 (date of inception) to February 28, 2015

OPERATING ACTIVITIES
Net Loss	$ (429,395)	$ (76,250)	$ (737,677)
Accretion related to convertible note	22,747	-	22,747
Finance costs	151,135	-	151,135
Accrued interest on convertible note	5,923	-	5,923
Gain on derivative liability	(6,660)	-	(6,660)
Imputed Interest	-	2,835	2,035
Adjustments to reconcile Net Income (Loss) to net Cash used in operating activities:
Loans Receivable	(58,367)	-	(58,367)
Deposits	150,461	-	124,956
Provisions	(55,000)	-	-
Accounts Payable	61,377	(431)	97,610

NET CASH USED IN OPERATING ACTIVITIES	(157,779)	(73,846)	(398,298)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	68,000
Convertible debt	92,250	-	92,250
Loans from Related Party	122,857	78,257	297,238
NET CASH PROVIDED BY FINANCING ACTIVITIES	215,107	78,257	457,488

NET INCREASE IN CASH	57,328	4,411	59,190

CASH, BEGINNING OF PERIOD	1,862	8,146	-

CASH, END OF PERIOD	$ 59,190	$ 12,557	$ 59,190

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is an exploration stage company as defined by FASB ASC 915.  The Company was organized to engage in mineral exploration and has incurred losses totaling $736,777 since inception.  The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at February 28, 2015 or 2014.

Advertising

Advertising costs are expensed as incurred.  As of February 28, 2015, no advertising costs have been incurred.

Property

The Company does not own or rent any property.  The Company’s office space is being provided by the president at no charge to the Company.

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

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

(unaudited)

Exploration-Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by the FASB standard.  This standard requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has provided financial data since February 18, 2010, “Inception,” in the financial statements.  Since inception, the Company has incurred a net loss of $736,777.  The Company’s working capital has been generated through the sale of common stock and shareholder loans.

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

The following presents the gross value of assets that were measured and recognized at fair value:

- Level 1: none

- Level 2: none

- Level 3: none

The Company adopted ASC 825-10, Financial Instruments, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The adoption of this standard did not have an impact on the Company's financial position, results of operations or cash flows.  The carrying value of cash and cash equivalents, accounts payable and accrued expenses, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

(unaudited)

Mineral Property Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified.  To date, the Company has not established any proven or probable reserves on its mineral properties.  The Company has capitalized $326,969 of mineral property acquisition costs reflecting its investment in its properties.

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010.  ASC 718-10-30-2 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Pro forma disclosure is no longer an alternative.  The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through February 28, 2015.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $486,642, an accumulated deficit of $736,777 and net loss from operations since inception of $736,777.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merging with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

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

The conversion feature was fair valued at $237,067 at November 6, 2014 and $230,407 at February 28, 2015.  The change in fair value of the conversion feature is being recorded through operating results.  During the period ended February 28, 2015, the Company recognized other income of $6,660 related to the change in fair value of the conversion feature.

When recording the conversion feature liability at November 6, 2014, the Company recognized a 100% debt discount on the convertible notes payable of $92,250 and finance costs expense of $151,135.  The debt discount is being accreted to finance costs using the straight-line method over the one-year contractual term of the debt.  During the quarter ended February 28, 2015, the Company also recognized in the normal course accretion of $22,747.

NOTE 6 – CAPITAL STOCK

The Company’s has authorized 250,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.  At February 28, 2015, 89,100,000 shares of common stock were issued and outstanding, and 100,000 shares of preferred stock were issued and outstanding.

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

During the period ended February 28, 2015, the Company issued 5,000,000 shares to 1 shareholder in connection with an asset acquisition agreement.  The Company also issued 350,000 shares to 1 shareholder in connection with a six-month investor relations campaign.

During the period ended February 28, 2015, the Company issued 100,000 preferred shares to 1 shareholder, a related party of the Company, in connection with services rendered.

As of February 28, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 7 – LOAN PAYABLE - RELATED PARTIES

During the period ended February 28, 2015 and 2014, advances from a director of the Company were $Nil and $500, respectively.  The amounts are unsecured, non-interest bearing and are due on demand.

During the period ended February 28, 2015 and 2014, advances from related parties were $148,257 and $39,887, respectively, and amounts advanced to one related party were $25,500 and $Nil, respectively.  The amounts are unsecured, non-interest bearing and are due on demand.

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

Results of Operations for the Six months Ended February 28, 2015 Compared to the Same Period in 2014, and From February 18, 2010 (Inception) to February 28, 2015

No Revenues

Since our inception on February 18, 2010 to February 28, 2015, we have not yet earned any revenues.  As of February 28, 2015, we have an accumulated deficit of $736,777.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $429,395 for the six months ended February 28, 2015 compared to our net loss of $76,250 for the six months ended February 28, 2014.  The increase in net loss was mainly due to increased public relation, professional, finder’s fees, consulting and exploration fees as well as finance and interest costs related to the derivative liability component of the convertible notes issued during the period.  Since February 18, 2010 (date of inception) to February 28, 2015, we have incurred a net loss of $736,777.

Expenses

Our total operating expenses for the six months ended February 28, 2015 were $429,365 compared to $76,250, for the same period in 2014.  Our finder’s fee expense increased by $9,000 from $Nil for the six months ended February 28, 2014.  Office and general expenses decreased by $3,033from $15,428 for the six months ended February 28, 2014 compared to $12,395 for the six months ended February 28, 2015.  Our office and general expenses consist of management and consulting fees, bank charges, travel, meals and entertainment, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.  Our professional fees increased from $16,207 for the six months ended February 28, 2015 to $76,713 for the six months ended February 28, 2015.  Public relation costs increased from $Nil for the six months ended February 28, 2014 to $133,132 for the six months ended February 28, 2015.  Finance costs increased from $Nil for the six months ended February 28, 2014 to $151,135 for the six months ended February 28, 2015, and were related to the derivative liability component of the convertible notes issued during the period.

Liquidity and Capital Resources

As at February 28, 2015, our total assets were $499,569 compared to $354,336 in total assets at August 31, 2014.  As at February 28, 2015, our current liabilities were $659,242, which was comprised of accounts payable of $87,609, loans from related party of $306,238, convertible notes, net of unamortized discount of $34,988 and a derivative liability of $230,407.  Stockholders’ deficit was $159,673 as of February 28, 2015 compared to stockholders' equity of $89,623 as of August 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the six months period ended February 28, 2015, net cash flows used in operating activities was $157,779, compared to $73,846 for the same period in 2014.  For the period from inception (February 18, 2010) to February 28, 2015, net cash from operating activities was $398,298.

Cash Flows from Financing Activities

We have financed our operations primarily from advancements, convertible notes or the issuance of equity.  For the six month period ended February 28, 2015 net cash provided by financing activities was $215,107 compared to the six month period ended in 2014, which was $78,257.  For the period from inception (February 18, 2010) to February 28, 2015, net cash provided by financing activities was $457,488 received from proceeds from issuance of common stock, convertible notes and related party loans.

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

Off-Balance Sheet Arrangements

As of February 28, 2015, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of February 28, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of February 28, 2015, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of February 28, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of April 15, 2015 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	April 20, 2015
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	April 20, 2015
Gregorio Formoso

