Form 10-K/A
period 2014-08-31
Aim Exploration Inc.
filed 2015-04-27
CIK 1545232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Explanatory Note:

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Registrant’s Amended Annual Report on Form 10-K/A for the fiscal year ended August 31, 2014 which the Registrant previously filed with the Securities and Commission on March 11, 2015 (the “Original Amended Filing”).   The Registrant is filing this Amendment to make changes to the Original Amended Filing in response to a comment letter that it has received from the Commission.

Except as set forth above, the Original Amended Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-K/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-K/A.

2

AIM EXPLORATION INC.

3

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

We are considered an exploratory stage company as we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.    There is no assurance that a commercially viable mineral deposit exists on the property covered by the Raval claim, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.  We have no known reserves of any type of mineral.  To date, we have not discovered an economically viable mineral deposit on the property, and there is no assurance that we will discover one.

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

Philippine Mining Claims

Nature of Ownership

Our Philippine Mining claims are covered by Mining Lease Contracts under renewal by Alice Raval Ventura for 25 years.  Alice Raval Ventura has entered into a sale of shares of stock of Pah-Hsu-Qhuin Phils. Mining Corp. to us.  We have entered into a management agreement with Paladino Management and Development Corp to manage operations on the ground in the Philippines.  Paladino will be responsible for managing, developing and operating our claims in the Philippines.  The Agreement began on August 31, 2011 and continues for 10 years until August 31, 2021.  In consideration of services provided to us, we have agreed to pay Paladino a manager fee equivalent to 5% of our annual gross sales from the claims, less any taxes payable.  These amount will be payable monthly, based on revenues for each month. Our right to the mining claims were acquired through the ownership of shares of stock of Pah-Hsu-Qhuin Phils.  Mining Corp., and the exclusive mining management and operating agreement entered into between Alice Raval Ventura and Paladino Management and Development Corp.

Description of the Properties

The properties consist of three mining claims covered by Lode Lease Contract Nos.  V-319, V-425, and V-521, expiring in 2014, with a total area of twenty-four hectares.  Names of the mines are “Pabling”, “Alice”, and “Namalitocan”, respectively.

Apart from the amounts paid for the shares of stock of Pah-Hsu-Qhuin Mining Phils.Corp. we are estimating to spend about $300,000 in the exploration and development of the mines.

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

4

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

In the mine claim areas, Initial source of power is through the use of generator sets. Ground water is available through deep wells. Electrical power thru the local utility is available but may take up to three months to hook up. Generators will be used as back power source.

Feldspar Market

Domestic Market

Major users of feldspar are: for glass, Asahi Glass Phils.  (formerly Republic Glass), San Miguel Yamamura Packaging Corp., Asia Brewery, Arcya Packaging; for ceramics, HCG and Royal Tern sanitary wares and Mariwasa tiles.

Both Royal Tern and San Miguel have expressed dismay with the local supply in terms of quality and reliability.  Most suppliers are small-scale miners lacking proper processing equipment.  The sole supplier of San Miguel is the only one with processing equipment acquired for then Republic Glass in the 1990’s.  Their equipment has now become unreliable, and Asahi Glass remains the priority for delivery.  Further, they are affected by an internal dispute among stakeholders.  While Royal Tern is already importing part of its requirements, San Miguel has indicated they may also do so if the local supply situation does not improve.

From 11,850 MT per year in 2005, domestic production of feldspar has increased to 16,394 MT as of 2009.  Delivered price of feldspar is about Php 2,100 to 2,700 per metric ton (USD 48 to 62).

Prices and volumes for domestic markets are based on an actual purchase order from Royal Tern and actual discussions with the purchasing group of San Miguel Corporation.

Acquisition of Our Raval claim/   Our Ownership Interest in the Raval Claim

The rights to the mining claims was acquired through the ownership of shares of stock of Pah-Hsu-Qhuin Phils. Mining Corp., and the exclusive mining management and operating agreement entered into between Alice Raval Ventura and Paladino Management and Development Corp.

We have entered into a share purchase agreement for a 40% share of Pah-Hsu-Qhuin Philippines Mining as Philippines law does not allow 100% foreign ownership.

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

5

Property Description and Location of Our Raval claim

The Raval Mining Claims are located 350 meters above sea level, seven (7) kilometers from the Km. 511 post of the National Road in Barangay Sulongan, municipality of Pasuquin, in the province of Ilocos Norte.  They are 518 kilometers north of Manila and 31 kilometers north of the Ilocos Norte capital city of Laoag.  The nearest commercial port is at Currimao, some 57 kilometers to the south.  Currimao Port is 420 nautical miles from the Taiwanese port of Keelung.

The area is located within the jurisdiction of Barangay Solongan, Pasuquin, Ilocos Norte and can be reached by four-wheel-drive vehicles through the mine roads which negotiate and wind up to the feldspar deposits. The area is located within the following geographic coordinates:

	North Latitude	East Latitude
Pabling Mineral Claim	18[o]23’20”- 18[o]18’28”	120[o]37’00”- 120[o]37’08”
Alice Mineral Claim	18[o]23’12”- 18[o]23’32.5”	120[o]36’53”- 120[o]37’03.5”
Namalitocan Mineral Claim	18[o]23’36”- 18[o]23’46”	120[o]37’14”- 120[o]37’21”

Access, Climate, and Physiography, Local Resources and Infrastructure of Our Raval claim

The roads leading to the mine site had already been established since the time D’5 White Marketing and were upgraded by Pah-Hsu-Qhuin Philippines in 1997.  The mine sites are accessible by 4 x 4 vehicles and dump trucks.  Through the years, a significant number of feldspar pits have been established identified to specific to customer requirements.

Prior Exploration

In 1954, Dr. Pablo J. Raval started exploring for feldspar in the mountains of Pasuquin, Ilocos Norte.  By the early 1960’s, the Bureau of Mines granted spouses Pablo J. Raval and Lolita Lorenzana three (3) mining claims 25-year Mining Lode Lease Contracts over a total area of 24 hectares.  Dr. Raval succeeded in developing the mines supplying a number of glass and ceramics clients, including: Philippine Standard, Pacific Ceramics, Republic Glass, Mariwasa Manufacturing, Pioneer Ceramics, Fil-Hispano, San Miguel Brewery, and Pacific Enamel & Glass.

The computations/estimates were made based on the measurement of outcrops within the claims.  It is worth mentioning that the three claims were previously mined for feldspar in the last twenty years.  And that the deposits were likewise estimated as regards its positive reserves through drilling and other conventional methods used in reserve estimation.

Upon the death of Dr. Raval in 1973, the eldest of the Raval siblings, Ms. Alice Raval took over the operations of the mining business under D’5 White Mountain Marketing, a single proprietorship owned by her.  Meanwhile, in 1975, Philippine Standard entered into a fifteen year operating agreement with the Raval family for the use of one of the mining claims with minimum guaranteed earnings for the Ravals.

In 1985, prior to expiration of the lease contracts, Mrs. Alice Raval-Ventura renewed the Mining Lease

Agreements for another 25 years on behalf of the heirs of Pablo J. Raval and Lolita Lorenzana.  From 1983 to 1995, Mrs. Alice Raval-Ventura through her company, Pah-Hsu-Qhuin Philippines Mining Corporation exported some 350,000 MT of raw feldspar to Taiwan.

The mining leases were renewed in 1985 before their respective expirations.  Expiration of the renewed leases is up to 2014. The mining leases were renewed in 1985 before their respective expirations.  Expiration of the renewed leases is up to 2014.The three mining leases expire in the years 2010, 2012, and 2014.  We have submitted the renewal for all three claims in one document which is covered by a Mineral Production Sharing Agreement.  This is currently under review by the Mines and Geosciences Bureau (“MGB”), and we expect to receive the approval for our renewals shortly.

Prior to the Mining Act of 1995, mining claims were covered by Mining/Lode Lease Agreements entered into with the Department of Natural Resources.  Presently, mining rights are granted through the Mineral Production Sharing Agreement (MPSA), which is currently the subject of the renewal of the claims by Alice Raval Ventura.

6

Maps of Our Raval Claim

Below are three maps of our claim.

Namalitokan Claims
Alice Claims
Pabling Claims
18°23'00"
Bobodo
Sukit
Bago
Maslang
Salungan
Caruan
Estancia
Nagbayogan
Vocal
Dilap
San Pedro
Mount Santa Catalina
Cababaan
Seis
Natbaoan
Dilpoc
Nagat
Nagsanga
Nalba
San Roque
Cadalman
Bimaca

Location Map of Alice R. Ventura MPSA Area
Scale 1:50,000

EXPLANATION

Alice Mining Claims

Namalitokan Mining Claims

Pabling Mining Claims

Contour Interval

Barangay 1 Road

Figure 1

7

120°37'00"
18°23'00"
A
A'
Santo Domingo
Pasuquin
San Pedro

Geological Map of the Alice R. Ventura MPSA Area
Scale 1:50,000

EPLANATION

LITHOLOGY

- Quaternary Alluvium
- Uplifted Coral Reefs
- Laoag Formation
- Pasuquin Limestone
- Trondjhemite/Quartz Diorite
- Bojeador Formation
- Serpentinized Peridotite

GEOLOGICAL SYMBOL

- 40 Strike & Dip of Bed
- Formational Boundary
- D/U Normal Fault
- Inferred Fault
- Thrust Fault

Figure 2

8

Present Condition and Current State of Exploration

Through the years, roads and feldspar pits had already been established.  Restoring the mines will entail stripping and clearing of mine sites and their periphery to expose the raw material (removal of over-burden using backhoe and bulldozer).  Test pitting and trenching shall be continuously undertaken to identify additional reserves and thereby extend the mine life.

Geology of Our Raval claim

The mineral claims areas are mostly underlain by clastic sediments, followed by ultramafic rocks and the remaining small portion by collaine limestone.

The mineral deposits found in the areas are feldspar, silica quartz, and limestone.  The deposits occur generally as discontinuous, irregularly shaped to lenticular, dike-like masses in intruding the serpentinized peridotite.  Their contact with the host rock is sharp in almost all outcrops that could be observed.  Large and small fault structures located within the vicinity of the claims are believed to be one of the main contributing factors in the localization of the feldspar deposits.

Regional Geochemical

Regionally the area is anomalous in feldspar values, but no systematic surveying of the area by government can be identified as useful to the definition of concentrations of placer deposits.

Our Planned Exploration Program

PHASE 1:  Startup operations servicing live Purchase Orders from Royal Tern

ROYAL TERN Sanitary Wares – Royal Tern Sanitary Wares has been a long time customer of Pah-Hsu-Qhuin Philippines Mining.  Their last Purchase Order with Pah-Hsu Qhuin Mining was in 2007 for 3,500MT.  In late 2010, Royal Tern requested Pah-Hsu-Qhuin Mining to revive operations due to current problems in domestic supply.  A Purchase Order for 3,600 MT was issued for delivery in 2011 at 400 MT per month.  We will fulfill this purchase order once we commence operations.

Aside from Pah-Hsu-Qhuin, Royal Tern does not consider other domestic suppliers as reliable.  Should domestic supply continue to be unreliable, Royal Tern intends to import all of their feldspar requirements.  Royal Tern has also expressed serious interest in entering into an export agreement with Pah-Hsu-Qhuin Mining for supply of raw feldspar to Taiwan and China.

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

•

Rental of heavy equipment (i.e., backhoe, payloader, dump truck);

•

Stripping and clearing of mine sites and their periphery to expose the raw material;

•

Rehabilitation of Pah-Hsu-Qhuin’s warehouse and processing area;

•

Purchase of 4 units basic vibrating screens @Php120,000 per unit ($2,700);

•

Use of commercial truckers to deliver to customers.

Estimated costs for this phase are Php 2.4M (USD $57,000) which will be used for the purchase of four (4) vibrating screens, pre-operating expenses, and initial working capital.

PHASE 2:  Supply to San Miguel, export, and other domestic users

SAN MIGUEL YAMAMURA Glass – Due to current supply problems, SMYPC is actively sourcing additional suppliers to augment or replace their current sole supplier.  Total potential volume is 1,800MT per month.  Last January 2011, Pah-Hsu-Qhuin Mining submitted a Letter-of-Intent to supply SMYPC with feldspar.

In Phase 2, the following shall be undertaken:

•

Renewal of mining lease agreements for an additional 25 years (@Php1.0M or $22,000);

•

Acquisition of  a ball mill crusher for finer granulation (@Php2.0M or $44,000);

•

Rental of heavy equipment and use of commercial truckers shall continue until volumes justify purchase of equipment.

An additional Php 9M (USD $210,000) will be needed for the acquisition of a ball mill crusher (for finer granulation), additional working capital, and renewal of mining lease agreements.

The lease contract is the subject of renewal for another 25 years.  Alice Raval Ventura has filed for the renewal by way of an application for a Mineral Production Sharing Agreement (MPSA).  Approval of the MPSA is expected by the end of the year. The leases are in the process of being renewed. They are currently under review by the MBG. We foresee no issues with renewal. All three Leases will be renewed as one lease.

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

Peruvian Property

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

The Peruvian Property consists of three separate mining concessions , all are within one contiguous block of property, and all three concessions are located in the Province of Otuuzco, La Libertad region. The formal transfer for two of the mining concessions known as El Tunel del Tiempo 1 (Unique code # 01-0209106 – 200 hectares) and El Tunel del Tiempo 2 (Unique code # 01-0209206 – 200 hectares) was executed August1, 2014 and made into public deed on August 5, 2014 within the Peruvian Public Registries.

The third mining concession , known as Agujeros Negros MA-AG (unique code # 01-0184000 – 600 hectares is under contract with AIM, the Contract of Mining Assignment and Option to Purchase was executed on August 1, 2014 and was made into a Public Deed on August 5, 2014. By the Assignment and Option AIM has an irrevocable and exclusive option to purchase 100% of the rights and interests of this mining concession. This option was registered into public deed on August 5, 2014. The option to purchase is for 5 years from the date of registration which was completed Oct 2, 2014, in addition contained within the contract AIM has complete control over this mining concession for a period of 5 years following formal registration which was registered October 2, 2014.

The reason this concession was not formally transferred is the fact that AIM wanted to perform additional due diligence as there was an Arbitration process with the registered owners and the former concession owners of 80% of the concession. Subsequent to this time the former owners who commenced the arbitration process has abandoned the arbitration thus nullifying the process. AIM has now commenced the formal transfer process and it is expected to be completed and registered prior to AIM fiscal year ending August 31, 2015.

Royalties

The combined concessions are known as “The Black Hole”, the first two concessions, El Tunel del Tiempo 1 & 2 do not have royalties payable. The third concession, Agujeros Negros WA-AG has a royalty consisting of payment of US $1.00 per each metric ton of anthracite coal extracted from and sold. The royalty applies from the time when the sales of anthracite coal reach US$150,000.00

Process Whereby Mineral Rights Are Acquired in Peru (Peruvian System of Concessions)

In Peru, any individual or company can solicit (through a “Petition” to the Government, the grant of a mining concession. Through an administrative process at INGEMMET, (the geological Mining and Metallurgical Institute), when all technical and legal requirements are complied with, the Government grand the mining concession. The mining concession grants the titleholder the right to explore, exploits, process, transport, market and refine mineral whether it is metallic, non-metallic or coal mineral. Once the concession is granted it must be registered at the Public Registries and the concession titleholder can freely transfer, assign, encumber or exercise over it any kind of disposition act.

A mining concession in Peru does not have duration of time limit. However, it carries an obligation to pay annual Validity fees to prevent cancellation from the Government as in Peru the nature of a mining concession entails a duty for its development and production in order to grant it added value. In the General Regime this is for medium and large mining, the payment of validity fees is US$ 3.00 per hectare per year.

Rights and Obligations: Concession titleholder’s rights

•

The properties are all located on vacant land, and vacant land properties are entitled to the free mining use of the surface land that corresponds to the concession and outside of it, for its economic advantage without the need for any additional request, however that being said the titleholder does not have the right for the use of surface land without formal consent, the properties are owned by the government and for a total fee of approx. US$15,000.00 the surface rights are readily available to AIM.

•

The right to request from the mining authorities easements of third party land that are necessary of the rational use the concession.

•

The right to free trade of extracted minerals provided they have the respective permits and authorizations

•

To build on neighboring concessions the labor work that is necessary for the access, ventilation and drainage of their own concession, mineral transport and safety of the workers

•

The right to use the water that is necessary for the domestic service of the staff workers and for the operations of the concession, in accordance with the legal provisions for these matters

•

The right to inspect the work of neighboring or adjacent mining concessions when invasion is suspected or when there is danger of flooding, collapse or dire due to the bad state of the labor work of the neighbors or adjacent for the work they are carrying out

Duties of the Concession titleholders:

•

Validity fee payment, due June 30th every year US$ 3.00 per hectare, if not paid for two years concession returns to the Government fee to be paid for by AIM

•

Payment of penalty fees if not in production US$6.00 per year up to year seven increasing to US$20.00 per year form year 12. Failure to pay for two years the concession reverts to the Government – fee to be paid for by AIM

•

Follow the occupational health and safety provided for in Regulations of Occu pational Health and Safety

•

Follow the Environment Management Instruments

We confirm the Environmental Management permits are currently being applied for and we expect to have these in place within the ensuing six months.

Peruvian Property Location

The property is accessible by standard vehicles; all roadways are drivable with the roadways being paved and or gravel roadways. The driving time is approx. 3 hours from the city of Trujillo Peru. In addition there is roadway running through the property making it feasible for exploration and drilling.

The entire property consists of 1,000 hectares.

The official location of the property is:

•

Republic:

Peru

•

Department:

La Libertad

•

Province:

Otuzco

•

District

:

Huaranchal

•

Spot:

Between Huayobamba and Lajon

Figure 1 is a map that shows the location of the project and the surrounding area. The coordinates near the centroid of the property are 7° 44’ 13.06” S and 78° 31’ 05.87” W. The property is 1,000 hectares and are all with one contiguous block of property.

↑North

LUCMA
COMPIN
HUARANCHAL
ECUADOR
USQUIL
SINSICAP
PARANDAY
LA CUESTA
OTUZCO
SIMBAL
POROTO
AGALLPAMPA
SALPO
MACHE
JULCAN
HUANCHACO
LA ESPERANZA
EL PORVENIR
FLORENCIA DE MORA
LAREDO
TRUJILLO
BUENOS AIRES
MOCHE
CARABAMBA
78°40'0"W
78°20'0"W
LEYENDA
Cap. Departamento
Cap. Provincia
Cap. Distrito
Aeropuertos
PETITORIO
Red Nacional Pavimentada
Red Nacional no Pavimentada
Red Departamental Pavimentada
Red Departamental no Pavimentada
Red Vecinal Pavimentada
Red Vecinal no Pavimentada
Limite Provincial
Limite Departamental
Perú

MTC | PROVIAS DESCENTRALIZADO

PLANO UBICACIÓN

ELABORADO : CSIMLSAC
REVISADO : Ing. Lindorfo E. Tito Torres.
DIBUJO : Ing. Carlos Flores Caceres.

Note: This location map is copied from a previous geological report done for the property by MTC and the map was completed in May of 2012.

Figure 1 Property Location

Geology

The geology in the area of the property and surrounding areas in general have a regional stratigraphy, composed in large percentage of sequences of Mesozoic sedimentary rocks ranging from Jurassic in the western sector, then the Lower Cretaceous superior and in the northwest-northeast with Tertiary volcanic sequences, which cover much of the region, and the upper most are alluvial deposits from the recent Quaternary. There are also some Tertiary intrusive bodies that outcrop in the southwest area of the region.

The local geology for the property consists of sedimentary units, corresponding to the Chimu Chicama formations, Santa, Carhuaz and Farrat, and the Alto Chicama River basin is characterized by outcrops of Mesozoic rocks that have the have major folding and fracturing. This folding is apparent in the Jurassic sedimentary rocks (Chicama formation) at lower levels near the Alto Chicama River. Chicama Formation is characterized by the presence of dark gray shales with interbedded sandstones, and slate gray tuffaceous quartz at some levels. The Chimu Formation is present in most of the study area, and is the most noticeable towards the south west and Chicama formation is exposed near the river. These formations are important because this is the horizon in the area of greatest interest because of the presence of coal seams and in some cases have the presence of sub-anthracite and anthracite, occurring with some areas as "lenses" in the bituminous coal. The following is the sedimentary sequence; sandstones, siltstones, shales, and black shales (Cobbing et al., 1996: 73-74). The two formations are exposed mostly in streams and Quina Shangala (erosional cut within the property), covering most of the local area. The Santa and Carhuaz formations, are not fully differentiated in the study area, having found areas with shales, siltstones, limestones, sandstones, quartzites and in some sectors they have small "lenses" of bituminous coal, but are of smaller magnitude. In summary these formations, especially the formation Chimú, are of great interest, as possible sources for economic development for the "Black Holes Property".

There are granodioritic intrusive rocks that outcrop in the form of stocks, with the presence of a large intrusive towards the left of the village of Lajon (northwest corner of the property).  This area is heavily disturbed and altered, and has the presence of metallic minerals, which is an association of the coal deposits of the basin Chicama (usually Au.).

These various Shangala features (used in sampling activities) are essentially a creek that dissects perpendicular to the outcrops surrounding the river Alto Chicama, both sectors have significant levels of bituminous coal, quite broken, which could be of value in the economic exploration to exploitation of the property.

The oldest rocks in the prospect of coal formations are the Upper Jurassic Chicama and overlie rocks of the Chimu formation, this being the one with the anthracite coal and sub-anthracites plus it includes other sedimentary horizons with bituminous coal. These formations and especially above the village of Chimú is of great interest as a source of possible development of the mining project because they are the carriers of coal in the area and this is this geological unit which covers 80% of thearea.

 The studies done by MTC and later by Gustavson are not done to NI43-101 or coal industry standards to report resources and reserves. The property is currently without known reserves and current and and planned exploration programs are exploratory in nature.

Current and planned exploration:

The previous work completed on or near the property has focused on geologic mapping and sampling via trenches at the outcrop areas and in old, existing tunnels. There are active small mining operations on the northwest area of the property that has also added information on the quality of the coal from the property.

The property’s evaluation and database will be greatly improved by a program of additional geologic mapping, trenching and most of all by completing 3-4 drill holes that provide core for sampling and testing, but also will be an important guide to the structure of the coal deposits. More drill holes are requires to define resources; the first suggested drilling program may define the need for additional drill holes due to the structural complexity of the coal beds.

Figure 2 shows many relevant features of the property. The map is very busy so some explanation is required.

AutoCAD 2012 PLANO GEOLOGICO GENERAL.dwg
AutoCAD Classic
File
Edit
View
Insert
Format
Tools
Draw
Dimension
Modify
Parametric
Window
Help
Express
Color 22
ByLayer
ByColor
cultivo
Scale to fit
ISO-25
Workspace Control
CERRO CALVARIO
C.P. HUAYOBAMBA
H 01
H 02
H 03
SIMBOLOS
LEYENDA
LEYENDA ESTRATIGRAFICA
Model
Layout1
Layout2
Regenerating model - caching viewports.
Command:
PAPER
03:11 p.m.

Note: this figure is also from the MTC Report of 2012 and shows many features of the property that are describe and explained in the text of this report.

Figure 2 Property Map showing Site Specific Features

The outline of the property is shown by a lavender line which defines a rectangle shape that is extended to the south. There is no north arrow, but there are grid lines that show north-south and east-west. The Alto Chicama River is in the south (bottom) of the figure and the features, some with red markings that cross the property in a northeast to southwest direction are the features referred to as Shangalas. The small black marks towards the northwest are the small mines mentioned above.

The main feature from Figure 2 that will aid the exploration and drilling effort is the existing road that crosses the center of the property and is shown as a light blue, meandering line. The importance of this existing road is that it will give easy access to the center of the property where the proposed drill holes can be located. The coal deposits proposed to define first are south of the road and by setting up at various locations along the road and drilling at an angle towards the south will provide the best possibility to intersect and sample the coal seams. Four drill holes along the road can be spaced to provide data points to define some resources as Indicated. The exact drill sites will be defined in a combination of future site visits and geologic mapping, which is the first phase of exploration.

The cost and timing for the Phase I of drill hole siting and mapping is estimated at about $35,000 and will be started as soon as AIM has the necessary funds, the process is expected to take approximately 10 days. The planning for Phase 2, drilling, sampling, analysis and possible more trenching is estimated at $350,000 to include a drilling contractor, geologic support, sample analysis and reporting and could complete the 4 drilling program in 6 weeks. This data provided by Phase 1 and Phase 2 could then be utilized to develop a NI43-101 Resource Report and possible a Preliminary Economic Assessment (PEA).

The cost and timing for the required permitting for the property is as follows:

COSTS BREAKDOWN
DESCRIPTION	COSTS $	TIME
1. ENVIRONMENTAL IMPACT STUDY	50,000	6 months
Conceptual hydrological and hydrogeological study	25,000
2. START OF MINING OPERATIONS		4 months

Authorization of the surface land (titleholder)

Mine plan

Detailed Ventilation Study

Detailed Geomechanics Study

Seismic risk studies

Design of explosives storage

Occupational Health and Safety Plan

       Design of tailings storage

	14,999 15,000 10,000 10,000 7,000 2,000 2,000 15,000
3. CLOSURE PLAN	35,000	4 months
4. PREPARATION OF FILE OF WATER USE ISSUED BY ANA	7,000	1 month
5. PREPARATION OF FILE FOR DISPOSAL OF WATER (DIGESA AND ANA)	5,000	1 month
6. LEGAL COSTS ASSOCIATED TO OBTAIN ALL THE AFOREMENTIONED PERMITS	50,000	Throughout the process
TOTAL COSTS $ 247,999

Summary

Gutavson Associates based out of Boulder Colorado provided the technical information on the Peruvian property. Gustavson Associates is a mining consulting firm with over 30 years of extensive international experience. Mr. Karl D. Gurr of Gustavson Associates completed a site visit of the property together with visiting the Port of Salaverry located in Trujillo Peru and has reviewed numerous reports. Mr. Karl Gurr is a Registered Member of the Society of Mining Engineers and has degrees in Geology and Mining Engineering with over 25 years of direct experience in the coal industry, which defines Mr. Gurr’s status as a qualified person.  As stated Mr. Gurr performed a property visit and a visit to the Port of Salaverry and confirms that the property is a known coal bearing area with sufficient past geologic study to merit additional work (exploration) to better define coal resource and eventually a plan for mining the resource. Any further exploration will be overseen and supervised by or through Mr. Gurr and will be focused on providing additional information to advance the project and to do it in a cost effective manner.  Mr. Gurr has confirmed the infrastructure and property access already exists and the Port of Salaverry has the capability to store and ship the produced coal .

In addition to Mr. Gurr’s visit we solicited the efforts of a Mining Engineer/Geologist Mr. Manuel  Chumpitaz Cama. Mr. Cama has known the property for many years and he attended to extractive of coal samples from various mine tunnels within the property. Through the supervision of Mr. Cama samples of coal were taken from the property and delivered to the local university lab for testing. Following is the official results of the testing.

The legal and permitting information was provided to AIM by their team of Peruvian legal advisors based in Lima Peru.

Analysis of Coal Samples

The table below shows the result of an analysis of coal samples obtained from Aim’s property in July 2014, the analysis was completed through the University in Peru.

WE WILL REQUIRE SIGNIFICANT ADDITIONAL FINANCING IN ORDER TO CONTINUE OUR EXPLORATION ACTIVITIES AND OUR ASSESSMENT OF THE COMMERCIAL VIABILITY OF OUR PROPERTIES.  EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE INTO COMMERCIAL PRODUCTION .

While we are very optimistic the properties contain minerals we are not sure.  Our business plan calls for significant expenditures in connection with the exploration of the property.  We will, however, require additional financing in order to complete the remaining phases of the exploration program, and to conduct the economic evaluation that would be necessary for us to assess whether sufficient mineral reserves exist to justify commercial exploitation.  We currently are in the exploration stage and have no revenue from operations.  We currently do not have any arrangements in place for additional financing, and we may not be able to obtain financing on terms that are acceptable to us, or at all.  If we are unable to obtain additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of the property.  Further, if we are able to establish that development of the property is commercially viable, our inability to raise additional financing at this stage would result in our inability to place the property into production and recover our investment.

San Cayetano
Ubaté
Lenguazaque
Zetaquirá
Sutatausa
Cucunubá
Río Salitre
Tausa
Represa del Neusa
Río Bogotá
Villapinzón
Umbita
Pachavita
Chinavita
La Capilla
Machetá
Tenza
Garagoa
Tibiritá
Nemocón
Represa del Sisga
Cogua
Zipaquirá
Río Frío
Río Machetá
Sutatenza
Manta
Guateque
Somondoco
Gachancipá
Tocancipá
Guayatá
Macanal
Almeida
Sta María
Cajicá
Tabio
Sopó
Guatavita
Páramo de Guasca
Chía
Guasca
Río Teusacá
Gachetá
Río Gachetá
Nueva Vizcaya
Río Guavio
Mambita
Ubalá
Suba
La Calera
Gachalá
Usaquén
BOGOTÁ
Cuchilla del Gaque
Farallones de Medina
Medina
San Juanito
San Miguel
Paratebueno
El Calvario
Río Guacavía
Cumaral
Río Pecuca
Restrepo
Buenos Aires
Guayabal
VILLAVICENCIO
Río Guatiquía
Significant mineral occurrences
Minor occurrences
Fe - Iron
Gyp - Gypsum
Na - Salt
Ca - Limestone
Zn - Zinc
P - Phosphate Rock
Cu - Copper
Pb - Lead

Fig Nº 5

LOCATION OF PRINCIPAL MINERAL RESOURCES OF ZONE IV, INVENTARIO MINERO NACIONAL COLOMBIA

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

AIM EXPLORATION INC.

(A Exploration Stage Company)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

AIM Exploration, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of AIM Exploration, Inc., (An Exploration Stage Company) as of August 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.   These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The cumulative consolidated statements of  operations, stockholders' equity and cash flows for the period from  February 18, 2010 (inception) to August 31, 2014 include amounts for the period from February 18, 2010 (inception) through August 31, 2013 which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from February 18, 2010 (inception) to August 31, 2013 is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIM Exploration, Inc., ( An Exploration Stage Company) as of August 31, 2014 and 2013, and results of its operations and its cash flows for the years ended August 31, 2014 and 2013, and for the period from inception (February 18, 2010) to August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered a loss from operations and is in the exploration stage. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.

--------------------------------------------

David A. Aronson, CPA. P.A.

North Miami Beach, Florida

December 15, 2014

AIM EXPLORATION INC.

 (A Exploration Stage Company)

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

 (A Exploration Stage Company)

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

AIM EXPLORATION INC.

 (A Exploration Stage Company)

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

 (A Exploration Stage Company)

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

 (A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is an exploration stage company as defined by FASB ASC 915.  The Company was organized to engage in mineral exploration and has incurred losses totaling $307,381 since inception. The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.

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

 (A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exploration-Stage Company

The Company is considered an exploration -stage company, having limited operating revenues during the period presented, as defined by the FASB standard. This standard requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has provided financial data since February 18, 2010, “Inception,” in the financial statements. Since inception, the Company has incurred a net loss of $307,381. The Company’s working capital has been generated through the sale of common stock and shareholder loans.

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

 (A Exploration Stage Company)

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

 (A Exploration Stage Company)

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

 (A Exploration Stage Company)

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

 (A Exploration Stage Company)

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

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Henderson, on the 24th day of April, 2015.

Aim Exploration Inc.

By:/s/ James Robert Todhunter
James Robert Todhunter President,
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	April 24, 2015
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	April 24, 2015
Gregorio Formoso

