Form 10-Q/A
period 2015-02-28
Aim Exploration Inc.
filed 2015-04-29
CIK 1545232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

T his Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015 which the Registrant previously filed with the Securities and Exchange Commission on April 20, 2015 (the “Original Filing”).  The Registrant is filing this Amendment to reflect the correct cumulative totals on its condensed consolidated statements of cash flows (the "Cash Flow") for the period of February 18, 2010 (date of inception) to February 28, 2015.  The Net Loss on the Cash Flow for the cumulative period was reported as $737,677, and is now correctly reported as $736,777. The Original Filing has been updated to reflect the updated amount.  In addition, the Registrant is including the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.

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

The accompanying notes are an integral part of these financial statements

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	6 months ended February 28, 2015	6 months ended February 28, 2014	3 months ended February 28, 2015	3 months ended February 28, 2014	Cumulative results from inception (Feb 18, 2010) to February 28, 2015
REVENUE
Total Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

Gross Profit	0	0	0	0	0

MINERAL PROPERTY OPERATIONS
Acquisition	-	-	-	-	55,000
Exploration	10,399	16,780	-	16,780	35,483
Total Mineral Property Operations	10,399	16,780	-	16,780	90,483

EXPENSES
Accretion	22,747	-	22,747	-	22,747
Consulting fees	10,338	25,000	10,338	25,000	10,338
Filling fees	4,273	-	3,711	-	15,937
Finder’s fees	9,000	-	-	-	9,000
Office & general	12, 396	15,428	11,084	14,999	77,744
Loss on impairment	-	-	-	-	3,335
Professional fees	76,713	16,207	55,790	7,900	221,628
Public relations	133,132	-	86,065	-	133,132

Total Expenses	268, 599	56,635	189,735	47,899	493,861

Net Income (Loss)	(278, 998 )	(73,415)	(189,735)	(64,679)	(584,344)

Interest expense	(5,923)	(2,835)	(4,676)	(1,895)	(7,958)
Finance costs	(151,135)	-	-	-	(151,135)
Gain on derivative liability	6,660	-	4,292	-	6,660

Total Other Expense	(150,398)	(2,835)	(384)	(1,895)	(152,433)

Net Income (Loss)	$ (429, 396 )	$ (76,250)	$ (190,119)	$ (66,574)	$ (736,777)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	87,781,492	68,000,000	89,100,000	68,000,000
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	98,895	Nil	100,000	Nil

The accompanying notes are an integral part of these financial statements

AIM EXPLORATION INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 months ended February 28, 2015	6 months ended February 28, 2014	Feb 18, 2010 (date of inception) to February 28, 2015

OPERATING ACTIVITIES
Net Loss	$ (429, 396 )	$ (76,250)	$ (736,777)
Accretion related to convertible note	22,747	-	22,747
Finance costs	151,135	-	151,135
Accrued interest on convertible note	5,923	-	5,923
Gain on derivative liability	(6,660)	-	(6,660)
Shares issued for services	180,100	-	180,100
Imputed Interest	-	2,835	2,035
Adjustments to reconcile Net Income (Loss) to net Cash used in operating activities:
Loans Receivable	(58,367)	-	(58,367)
Deposits	(29,538)	-	(55,043)
Provisions	(55,000)	-	-
Accounts Payable	51 ,377	(431)	87,609

NET CASH USED IN OPERATING ACTIVITIES	(167,679)	(73,846)	(407,298)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	68,000
Convertible debt	92,250	-	92,250
Loans from Related Party	132,757	78,257	306,238
NET CASH PROVIDED BY FINANCING ACTIVITIES	225,007	78,257	466,488

NET INCREASE IN CASH	57,328	4,411	59,190

CASH, BEGINNING OF PERIOD	1,862	8,146	-

CASH, END OF PERIOD	$ 59,190	$ 12,557	$ 59,190

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

Net Loss

We incurred a net loss of $429, 396 for the six months ended February 28, 2015 compared to our net loss of $76,250 for the six months ended February 28, 2014.  The increase in net loss was mainly due to increased public relation, professional, finder’s fees, consulting and exploration fees as well as finance and interest costs related to the derivative liability component of the convertible notes issued during the period.  Since February 18, 2010 (date of inception) to February 28, 2015, we have incurred a net loss of $736,777.

Expenses

Our total operating expenses for the six months ended February 28, 2015 were $429, 396 compared to $76,250, for the same period in 2014.  Our finder’s fee expense increased by $9,000 from $Nil for the six months ended February 28, 2014. Office and general expenses decreased by $3,033from $15,428 for the six months ended February 28, 2014 compared to $12, 396 for the six months ended February 28, 2015.  Our office and general expenses consist of management and consulting fees, bank charges, travel, meals and entertainment, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.  Our professional fees increased from $16,207 for the six months ended February 28, 2015 to $76,713 for the six months ended February 28, 2015. Public relation costs increased from $Nil for the six months ended February 28, 2014 to $133,132 for the six months ended February 28, 2015. Finance costs increased from $Nil for the six months ended February 28, 2014 to $151,135 for the six months ended February 28, 2015, and were related to the derivative liability component of the convertible notes issued during the period.

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the six months period ended February 28, 2015, net cash flows used in operating activities was $ 167,679 , compared to $73,846 for the same period in 2014.  For the period from inception (February 18, 2010) to February 28, 2015, net cash from operating activities was $ 407 ,298.

Cash Flows from Financing Activities

We have financed our operations primarily from advancements, convertible notes or the issuance of equity.  For the six month period ended February 28, 2015 net cash provided by financing activities was $ 225,007 compared to the six month period ended in 2014, which was $78,257.  For the period from inception (February 18, 2010) to February 28, 2015, net cash provided by financing activities was $ 466 ,488 received from proceeds from issuance of common stock, convertible notes and related party loans.

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	April 29, 2015
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	April 29, 2015
Gregorio Formoso

