Form 10-Q
period 2015-05-31
Aim Exploration Inc.
filed 2015-07-20
CIK 1545232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 10, 2015, the registrant had 89,100,000 shares of common stock outstanding and 100,000 of preferred stock outstanding.

AIM EXPLORATION INC.

2

PART I – FINANCIAL INFORMATION

AIM EXPLORATION INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

(Unaudited)

Condensed Consolidated Balance Sheets of May 31, 2015 and August 31, 2014

Condensed Consolidated Statements of Operations for the 3 and 9 months ended May 31, 2015 & 2014 and for the period from February 18, 2010 (inception) through May 31, 2015

Condensed Consolidated Statements of Cash Flows for the 9 months ended May 31, 2015 & 2014 and for the period from February 18, 2010 (inception) through May 31, 2015

Notes to the Condensed Consolidated Financial Statements

3

AIM EXPLORATION INC.

 (An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS – THESE STATEMENTS HAVE NOT BEEN REVIEWED

(Unaudited)

ASSETS	May 31, 2015	August 31, 2014
CURRENT ASSETS
Cash	$ 6,664	$ 1,862
Loans receivable	62,567	0
Deposits	16,334	25,505
Total Current Assets	85,565	27,367

Mineral property investment	326,969	326,969
TOTAL ASSETS	$ 412,534	$ 354,336

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 109,948	$ 26,232
Loans payable – related party	423,813	183,481
Convertible note, net of unamortized discount	30,741	30,741
Derivative liability	111,404	0
Total Current Liabilities	675,906	209,713

Provisions	0	55,000
TOTAL LIABILITIES	675,906	264,713

STOCKHOLDERS' EQUITY (DEFICIT)

Capital Stock
Authorized
    250,000,000 shares of common stock, $0.001 par value
Issued and outstanding 89,100,000 shares (83,750,000 shares outstanding as at August 31, 2014)

    1,000,000 shares of preferred stock, $0.001 par value

Issued and outstanding 100,000 shares (Nil as at August 31, 2014)

	89,100 100	83,750 0
Additional paid in capital	487,904	313,254
Deficit accumulated during the exploration stage	(840,476)	(307,381)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(263,372)	89,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 412,534	$ 354,336

The accompanying notes are an integral part of these condensed consolidated financial statements – THESE STATEMENTS HAVE NOT BEEN REVIEWED

AIM EXPLORATION INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)  – THESE STATEMENTS HAVE NOT BEEN REVIEWED

	9 months ended May 31, 2015	9 months ended May 31, 2014	3 months ended May 31, 2015	3 months ended May 31, 2014	Cumulative results from inception (Feb 18, 2010) to May 31, 2015
REVENUE
Total Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

Gross Profit	0	0	0	0	0

MINERAL PROPERTY OPERATIONS
Acquisition	-	-	-	-	55,000
Exploration	12,349	23,134	1,950	6,354	37,433
Total Mineral Property Operations	12,349	23,134	1,950	6,354	92,433

EXPENSES
Accretion	34,089	-	11,342	-	34,089
Consulting fees	42,644	27,750	32,306	2,750	42,644
Filling fees	9,140	-	4,867	-	20,804
Finder’s fees	9,000	-	-	-	9,000
Office & general	36,343	19,826	23,947	4,398	101,692
Loss on impairment	-	-	-	-	3,335
Professional fees	121,396	35,470	44,683	19,263	266,310
Public relations	179,599	-	46,467	-	179,599

Total Expenses	432,211	83,046	163,612	26,411	657,473

Net Income (Loss)	(444,560)	(106,180)	(165,562)	(32,765)	(749,906)

Interest expense	(10,109)	(4,730)	(4,186)	(1,895)	(12,144)
Finance costs	(151,135)	-		-	(151,135)
Gain on repurchase of convertible note	65,060	-	65,060	-	65,060
Gain on derivative liability	7,649	-	989	-	7,649

Total Other Expense	(88,535)	(4,730)	61,863	(1,895)	(90,570)

Net Income (Loss)	$ (533,095)	$ (110,910)	$ (103,699)	$ (34,660)	$ (840,476)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.01)	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	88,225,824	68,000,000	89,100,000	68,000,000
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	99,267	Nil	100,000	Nil

The accompanying notes are an integral part of these condensed consolidated financial statements– THESE STATEMENTS HAVE NOT BEEN REVIEWED

AIM EXPLORATION INC.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)  – THESE STATEMENTS HAVE NOT BEEN REVIEWED

	9 months ended May 31, 2015	9 months ended May 31, 2014	Feb 18, 2010 (date of inception) to May 31, 2015

OPERATING ACTIVITIES
Net Loss	$ (533,095)	$ (110,910)	$ (840,476)
Accretion related to convertible note	34,089	-	34,089
Finance costs	151,135	-	151,135
Accrued interest on convertible note	5,221	-	5,221
Gain on derivative liability	(28,240)	-	(28,240)
Gain on purchase of convertible note	(65,060)	-	(65,060)
Shares issued for services	180,100	-	180,100
Imputed Interest	-	4,730	2,035
Adjustments to reconcile Net Income (Loss) to net Cash used in operating activities:
Loans Receivable	(62,567)	-	(62,567)
Deposits	9,171	-	(16,334)
Provisions	(55,000)	-	-
Accounts Payable	73,716	20,245	109,948

NET CASH USED IN OPERATING ACTIVITIES	(290,530)	(85,935)	(530,149)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	68,000
Convertible debt	45,000	-	45,000
Loans from Related Party	250,332	79,556	423,813
NET CASH PROVIDED BY FINANCING ACTIVITIES	295,332	79,556	536,813

NET INCREASE IN CASH	4,802	(6,379)	6,664

CASH, BEGINNING OF PERIOD	1,862	8,146	-

CASH, END OF PERIOD	$ 6,664	$ 1,767	$ 6,664

The accompanying notes are an integral part of these condensed consolidated financial statements– THESE STATEMENTS HAVE NOT BEEN REVIEWED

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015 (unaudited) – THESE STATEMENTS HAVE NOT BEEN REVIEWED

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is an exploration stage company as defined by FASB ASC 915.  The Company was organized to engage in mineral exploration and has incurred losses totaling $840,476 since inception.  The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at May 31, 2015 or 2014.

Advertising

Advertising costs are expensed as incurred.  As of May 31, 2015, no advertising costs have been incurred.

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

May 31, 2015 (unaudited) – THESE STATEMENTS HAVE NOT BEEN REVIEWED

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Exploration-Stage Company

The Company is considered an exploration-stage company, having limited operating revenues during the period presented, as defined by the FASB standard.  This standard requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has provided financial data since February 18, 2010, “Inception,” in the financial statements.  Since inception, the Company has incurred a net loss of $840,476.  The Company’s working capital has been generated through the sale of common stock and shareholder loans.

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

May 31, 2015 (unaudited) – THESE STATEMENTS HAVE NOT BEEN REVIEWED

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

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010.  ASC 718-10-30-2 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Pro forma disclosure is no longer an alternative.  The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through May 31, 2015.

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

May 31, 2015 (unaudited) – THESE STATEMENTS HAVE NOT BEEN REVIEWED

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $590,341, an accumulated deficit of $840,476 and net loss from operations since inception of $840,476.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merging with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

In consideration for the above concessions, the Company has issued 15,750, 000 restricted common shares (Note 6) to Percana in two separate blocks; the first block consists of 6,300,000 common shares which are to be held in escrow until either the Company raises $1,000,000 or when Percana waives this requirement.  The second block consists of 9,450,000 shares which are to be held in escrow until such time as the Company is satisfied at its discretion that any arbitration issues have been resolved with the third concession, at which time the shares may be released out of escrow at the option of Percana.  These Mining Concessions were acquired based on the assumption the properties are rich in high grade Anthracite Coal, currently there are 20 small tunnels on the property already producing anthracite coal which was being mined by illegal miners.  Testing of the coal samples was performed indicating the presence of high-grade anthracite coal.  Prior to acquisition AIM reviewed a non-compliant technical report

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015 (unaudited) – THESE STATEMENTS HAVE NOT BEEN REVIEWED

NOTE 4 – MINERAL PROPERTY (CONTINUED)

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

On May 11, 2015, the Company exercised its option to redeem convertible notes with a principal balance of $47,250 within 180 days of their issuance, by opting to prepay the note at 150% of the principal amount plus accrued interest in the amount of $1,853.75.The Company recorded a gain on the repurchase of the convertible note in the amount of $65,060.

.

The conversion feature was fair valued at $237,067 at November 6, 2014 and $111,404 at May 31, 2015, after the redemption.  The change in fair value of the conversion feature is being recorded through operating results.  During the period ended May 31, 2015, the Company recognized other income of $7,649 related to the change in fair value of the conversion feature.

When recording the conversion feature liability at November 6, 2014, the Company recognized a 100% debt discount on the convertible notes payable of $92,250 and finance costs expense of $151,135.  The debt discount is being accreted to finance costs using the straight-line method over the one-year contractual term of the debt.  During the quarter ended May 31, 2015, the Company also recognized in the normal course accretion of $11,342.

NOTE 6 – CAPITAL STOCK

The Company’s has authorized 250,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.  At May 31, 2015, 89,100,000 shares of common stock were issued and outstanding, and 100,000 shares of preferred stock were issued and outstanding.

AIM EXPLORATION INC.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015 (unaudited) – THESE STATEMENTS HAVE NOT BEEN REVIEWED

NOTE 6 – CAPITAL STOCK (Continued)

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

During the period ended May 31, 2015, the Company issued 5,000,000 shares to 1 shareholder in connection with an asset acquisition agreement.  The Company also issued 350,000 shares to 1 shareholder in connection with a six-month investor relations campaign.

During the period ended May 31, 2015, the Company issued 100,000 preferred shares to 1 shareholder, a related party of the Company, in connection with services rendered.

As of May 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 7 – LOAN PAYABLE - RELATED PARTIES

During the period ended May 31, 2015 and 2014, advances from a director of the Company were $Nil and $500, respectively.  The amounts are unsecured, non-interest bearing and are due on demand.

During the period ended May 31, 2015 and 2014, advances from related parties were $266,128 and $39,887, respectively, and amounts advanced to one related party were $25,500 and $Nil, respectively.  The amounts are unsecured, non-interest bearing and are due on demand.

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

Results of Operations for the Nine months Ended May 31, 2015 Compared to the Same Period in 2014, and From February 18, 2010 (Inception) to May 31, 2015

No Revenues

Since our inception on February 18, 2010 to May 31, 2015, we have not yet earned any revenues.  As of May 31, 2015, we have an accumulated deficit of $840,476.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $533,095 for the nine months ended May 31, 2015 compared to our net loss of $110,910 for the nine months ended May 31, 2014.  The increase in net loss was mainly due to increased public relation, professional, finder’s fees, consulting and exploration fees as well as finance and interest costs related to the derivative liability component of the convertible notes issued during the period, offset by a gain realized on the repurchase of convertible notes.  Since February 18, 2010 (date of inception) to May 31, 2015, we have incurred a net loss of $840,476.

Expenses

Our total operating expenses for the nine months ended May 31, 2015 were $432,211 compared to $83,046, for the same period in 2014.  Our finder’s fee expense increased by $9,000 from $Nil for the nine months ended May 31, 2014.  Office and general expenses increased by $16,517 from $19,826 for the nine months ended May 31, 2014 compared to $36,343 for the nine months ended May 31, 2015.  Our office and general expenses consist of management and consulting fees, bank charges, travel, meals and entertainment, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.  Our professional fees increased from $35,470 for the nine months ended May 31, 2015 to $121,396 for the nine months ended May 31, 2015.  Public relation costs increased from $Nil for the nine months ended May 31, 2014 to $179,599 for the nine months ended May 31, 2015.  Finance costs increased from $Nil for the nine months ended May 31, 2014 to $151,135 for the nine months ended May 31, 2015, and were related to the derivative liability component of the convertible notes issued during the period.

Liquidity and Capital Resources

As at May 31, 2015, our total assets were $412,534 compared to $354,336 in total assets at August 31, 2014.  As at May 31, 2015, our current liabilities were $675,906, which was comprised of accounts payable of $109,948, loans from related party of $423,813, convertible notes, net of unamortized discount of $30,741 and a derivative liability of $111,404.  Stockholders’ deficit was $263,372 as of May 31, 2015 compared to stockholders' equity of $89,623 as of August 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the nine months period ended May 31, 2015, net cash flows used in operating activities was $290,530, compared to $85,935 for the same period in 2014.  For the period from inception (February 18, 2010) to May 31, 2015, net cash from operating activities was $530,149.

Cash Flows from Financing Activities

We have financed our operations primarily from advancements, convertible notes or the issuance of equity.  For the nine month period ended May 31, 2015 net cash provided by financing activities was $295,332 compared to the nine month period ended in 2014, which was $79,556.  For the period from inception (February 18, 2010) to May 31, 2015, net cash provided by financing activities was $536,813 received from proceeds from issuance of common stock, convertible notes and related party loans.

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

Off-Balance Sheet Arrangements

As of May 31, 2015, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of May 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of May 31, 2015, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of May 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of July 10, 2015 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	July 20, 2015
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	July 20, 2015
Gregorio Formoso

