Form 10-K
period 2015-08-31
Aim Exploration Inc.
filed 2015-12-15
CIK 1545232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-182071

AIM EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Nevada	67-0682135
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

701 North Green Valley Parkway, Suite 200david
Henderson, Nevada 89012
 (Address of principal executive offices)

1-844-246-7378
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value, Preferred Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “ large accelerated filer and “ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐   No ☒

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of the last day of the Company’s most recently-completed second fiscal quarter (February 27, 2015): $7,922,750.00.

As of December 15, 2015 the registrant’s outstanding stock consisted of 89,100,000 common shares and 100,000 preferred shares.

PART 1

Item 1. BUSINESS

We are an exploration stage company engaged in the acquisition and exploration of mineral properties with the intent to take properties into production.  We were incorporated as a Nevada state corporation on February 18, 2010.  As of August 31, 2015 we owned a 40% share of Pah-Hsu-Qhuin Philippines Mining also known as the Raval Claim. We acquired this asset on August 31, 2011 for 140,000 Philippine pesos.  We also acquired mining concession properties in Peru during the fiscal year ended August 31, 2014.

We are considered an exploratory stage company, as we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. There is no assurance that a commercially viable mineral deposit exists on the property covered by the Raval claim, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.  We have no known reserves of any type of mineral.  To date, we have not discovered an economically viable mineral deposit on the property, and there is no assurance that we will discover one.

As of August 31, 2015, we had cash reserves of $2,349 and a working capital deficit of $1,687,512.  We do not have sufficient funds to enable us to complete the initial phase of our exploration programs for the mining claims, and will require additional financing in order to do so. There is no assurance that we be able to obtain additional financing.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Philippine Mining Claims

Nature of Ownership

Our Philippine Mining claims are covered by Mining Lease Contracts under renewal by Alice Raval Ventura for 25 years.  Alice Raval Ventura has entered into a sale of shares of stock of Pah-Hsu-Qhuin Phils. Mining Corp. to us.  We have entered into a management agreement with Paladino Management and Development Corp to manage operations on the ground in the Philippines.  Paladino will be responsible for managing, developing and operating our claims in the Philippines.  The Agreement began on August 31, 2011 and continues for 10 years until August 31, 2021.  In consideration of services provided to us, we have agreed to pay Paladino a manager fee equivalent to 5% of our annual gross sales from the claims, less any taxes payable.  These amounts will be payable monthly, based on revenues for each month. Our right to the mining claims were acquired through the ownership of shares of stock of Pah-Hsu-Qhuin Phils.  Mining Corp., and the exclusive mining management and operating agreement entered into between Alice Raval Ventura and Paladino Management and Development Corp.

Description of the Properties

The properties consist of three mining claims covered by Lode Lease Contract Nos.  V-319, V-425, and V-521, expiring in 2014, with a total area of twenty-four hectares.  Names of the mines are “Pabling,” “Alice,” and “Namalitocan,” respectively.

Apart from the amounts paid for the shares of stock of Pah-Hsu-Qhuin Mining Phils. Corp., we are estimating to spend about $300,000 in the exploration and development of the mines. The $300,000 will be used to commission more detailed plans, secure the renewal of the mining claims for another twenty-five years, develop and extract the feldspar ore from the mines, and erect a crushing plant, which includes site development and improvements as well as connection of power supply to the grid.

We have allocated a total of $10,000 for the necessary plans, which include the following:

•	Mining Project Feasibility Study;
•	Location and Survey Plan;
•	Three-year Development and Work Program;
•	Environmental Protection and Enhancement Program; and
•	Social Development and Management Program.

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

The crushing plant is necessary to process the ore into customer-required granule sizes.  The main equipment used includes mechanized crushers and vibrating screens.  Completion time for the fabrication and erection of a 50 ton-per-hour plant is estimated at two months at a projected of $135,000.  Working capital allotment is $50,000.

In the mine claim areas, initial source of power is through the use of generator sets. Ground water is available through deep wells. Electrical power through the local utility is available but may take up to three months to hook up. Generators will be used as a back power source.

Feldspar Market

Domestic Market

Major users of feldspar for glass are Asahi Glass Phils. (formerly Republic Glass), San Miguel Yamamura Packaging Corp., Asia Brewery, Arcya Packaging; and for ceramics, HCG and Royal Tern sanitary wares and Mariwasa tiles.

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

Delivered feldspar price is currently PHP 2,950 per metric ton, based on a Purchase Order received by the Company on October 9, 2015.

Prices and volumes for domestic markets are based on an actual purchase order from Royal Tern and actual discussions with the purchasing group of San Miguel Corporation.

Acquisition of Our Raval Claim; Our Ownership Interest in the Raval Claim

The rights to the mining claims were acquired through the ownership of shares of stock of Pah-Hsu-Qhuin Phils. Mining Corp., and the exclusive mining management and operating agreement entered into between Alice Raval Ventura and Paladino Management and Development Corp.

We have entered into a share purchase agreement for a 40% share of Pah-Hsu-Qhuin Philippines Mining, as Philippines law does not allow 100% foreign ownership.

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

Property Description and Location of the Raval Claim

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

The area is located within the jurisdiction of Barangay Solongan, Pasuquin, Ilocos Norte and can be reached by four-wheel-drive vehicles through the mine roads which negotiate and wind up to the feldspar deposits. The area is located within the following geographic coordinates:

	North Latitude		East Latitude
Pabling Mineral Claim	18	o 23’20” - 18o 18’28”	120	o 37’00” - 120o 37’08”
Alice Mineral Claim	18	o 23’12” - 18o 23’32.5”	120	o 36’53” - 120o 37’03.5”
Namalitocan Mineral Claim	18	o 23’36” - 18o 23’46”	120	o 37’14” - 120o 37’21”

Access, Climate, and Physiography, Local Resources and Infrastructure of Our Raval claim

The roads leading to the mine site had already been established since the time D’5 White Marketing and were upgraded by Pah-Hsu-Qhuin Philippines in 1997.  The mine sites are accessible by four-wheel drive vehicles and dump trucks.  Through the years, a significant number of feldspar pits have been established to specific customer requirements.

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

Upon the death of Dr. Raval in 1973, the eldest of the Raval siblings, Ms. Alice Raval took over the operations of the mining business under D’5 White Mountain Marketing, a single proprietorship owned by her.  Meanwhile, in 1975, Philippine Standard entered into a fifteen-year operating agreement with the Raval family for the use of one of the mining claims with minimum guaranteed earnings for the Ravals.  In 1985, prior to expiration of the lease contracts, Mrs. Alice Raval-Ventura renewed the Mining Lease.

Agreements for another 25 years on behalf of the heirs of Pablo J. Raval and Lolita Lorenzana.  From 1983 to 1995, Mrs. Alice Raval-Ventura through her company, Pah-Hsu-Qhuin Philippines Mining Corporation exported some 350,000 MT of raw feldspar to Taiwan.

The mining leases were renewed in 1985 before their respective expirations.  Expiration of the renewed leases is up to 2014. The mining leases were renewed in 1985 before their respective expirations.  Expiration of the renewed leases is up to 2014.The three mining leases expire in the years 2010, 2012, and 2014.  We have submitted the renewal for all three claims in one document, which is covered by a Mineral Production Sharing Agreement.  This is currently under review by the Mines and Geosciences Bureau (“MGB”), and we expect to receive the approval for our renewals shortly.

Prior to the Mining Act of 1995, mining claims were covered by Mining/Lode Lease Agreements entered into with the Department of Natural Resources.  Presently, mining rights are granted through the Mineral Production Sharing Agreement (MPSA), which is currently the subject of the renewal of the claims by Alice Raval Ventura.

Maps of Our Raval Claim

Below are three maps of our claim.

120°37'23.00"
Namalitokan Claims
Alice Claims
Pabling Claims
18°23'00"
Mount Santa Catalina
San Pedro
Dilpac
Cadaiman
San Roque
Nalba
Nagsanga
Estancia
Nagbayogan
Salungan

Location Map of Alice R. Ventura MPSA Area
Scale 1:50,000

EXPLANATION

Alice Mining Claims

Namalitokan Mining Claims

Pabling Mining Claims

Contour Interval

Barangay 1 Road

Figure 1

120°37'00"
18°23'00"
A
A'

Geological Map of the Alice R. Ventura MPSA Area
Scale 1:50,000

EPLANATION

LITHOLOGY	GEOLOGICAL SYMBOL
Quaternary Alluvium	Strike & Dip of Bed
Uplifted Coral Reefs	Formational Boundary
Laoag Formation	Normal Fault
Pasuquin Limestone	Inferred Fault
Trondjhemite/Quartz Diorite	Thrust Fault
Bojeador Formation	
Serpentinized Peridotite	

Figure 2

Present Condition and Current State of Exploration

Through the years, roads and feldspar pits have been established.  Restoring the mines will entail stripping and clearing of mine sites and their periphery to expose the raw material (removal of over-burden using backhoe and bulldozer).  Test pitting and trenching shall be continuously undertaken to identify additional reserves and thereby extend the mine life.

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

Except for the purchase order from Royal Tern, dealings with other customers are at an accreditation and negotiation stage with corresponding non-disclosure agreements.   We have several interested customers and therefore do not believe that we will be dependent upon any one customer for success.  We will not sign any supply agreements until our operations are underway.

In order to serve the requirements of Royal Tern would entail the following:

•	Rental of heavy equipment (i.e., backhoe, payloader, dump truck);
•	Stripping and clearing of mine sites and their periphery to expose the raw material;
•	Rehabilitation of Pah-Hsu-Qhuin’s warehouse and processing area;
•	Purchase of 4 units basic vibrating screens at PHP 120,000 per unit (USD $2,700);
•	Use of commercial truckers to deliver to customers.

Estimated costs for this phase are PHP 2,400,000 (USD $57,000) which will be used for the purchase of four (4) vibrating screens, pre-operating expenses, and initial working capital.

PHASE 2:  Supply to San Miguel, export, and other domestic users

SAN MIGUEL YAMAMURA Glass – Due to current supply problems, SMYPC is actively sourcing additional suppliers to augment or replace their current sole supplier.  Total potential volume is 1,800 MT per month.  Last January 2011, Pah-Hsu-Qhuin Mining submitted a Letter-of-Intent to supply SMYPC with feldspar.

In Phase 2, the following shall be undertaken:

•	Renewal of mining lease agreements for an additional 25 years (@Php1.0M or $22,000);
•	Acquisition of a ball mill crusher for finer granulation (@Php2.0M or $44,000);
•	Rental of heavy equipment and use of commercial truckers shall continue until volumes justify purchase of equipment.

An additional PHP 9,000,000 (USD $210,000) will be needed for the acquisition of a ball mill crusher (for finer granulation), additional working capital, and renewal of mining lease agreements.

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

Compliance with Government Regulation

To maintain a safe and healthy work environment, strict compliance with all rules and regulations embodied under the Mines Administrative Order known as “Mine Safety Rules and Regulations” shall be followed.  A qualified Safety Engineer shall be designated and safety and health programs shall be undertaken for the entire duration of the project.

There is pending legislation that will rationalize the revenue sharing schemes and mechanisms and is expected to include an increase in government share from the current 2% excise tax to about 5% to 7% of gross revenues.  Our mining claims are covered by the provisions of the Mining Act of 1995.

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

Local governments are also recipients of social infrastructures and community development projects for the utilization and benefit of the host and neighboring communities. In the implementation of the Mining Act and its implementing rules and regulations, local governments coordinate and extend assistance the Department of Environment and Natural Resources and the Mines and Geosciences Bureau.

Description of the Philippine Properties (Raval Mining Claim)

As at August 31, 2015 the properties consisted of three mining claims covered by Lode Lease Contract Nos. V-319, V-425, and V-521, expiring in 2014, with a total area of twenty-four hectares.  Names of the mines are “Pabling,” “Alice,” and “Namalitocan,” respectively.

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

From 11,850 MT per year in 2005, domestic production of feldspar has increased to 22,050 MT as of 2011.  Delivered price of feldspar is about PHP 2,100 to 2,700 per metric ton (USD 48 to 62).

Competition: Except for the purchase order from Royal Tern, dealings with other customers are at an accreditation and negotiation stage with corresponding non-disclosure agreements. We have several interested customers and therefore do not believe that we will be dependent upon any one customer for success. We will not sign any supply agreements until our operations are underway.

SAN MIGUEL YAMAMURA Glass – Due to current supply problems, SMYPC is actively sourcing additional suppliers to augment or replace their current sole supplier.  Total potential volume is 1,800MT per month.  Last January 2011, Pah-Hsu-Qhuin Mining submitted a Letter-of-Intent to supply SMYPC with feldspar.

Peruvian Property

On June 23, 2014, Aim Exploration, Inc. entered into a Mining Concession Asset Acquisition Agreement (the “Agreement”) with Percana Mining Corp. (“Percana”). Pursuant to the Agreement, the Company has acquired three separate mining concessions. Two of the concession titles are unencumbered and these make up 40% of the mining concessions. These two concessions are known as El Tunel Del Tiempo 1 code 11060780 and El Tunel Del Tiempo 2 code 11060781, and the registered ownership of these two concessions have been transferred to the Company. The third concession property is Agujeros Negros MA-AG and makes up the remaining 60%, but has not yet been transferred to the Company. However, the Company has entered into a Contract of Mining Assignment and Option to Purchase the concession for a five-year term. This contract provides AIM with full rights and authorities over the concession.

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

The Peruvian Property consists of three separate mining concessions, all are within one contiguous block of property, and all three concessions are located in the Province of Otuzco, La Libertad region. The formal transfer for two of the mining concessions known as El Tunel del Tiempo 1 (Unique code # 01-0209106 – 200 hectares) and El Tunel del Tiempo 2 (Unique code # 01-0209206 – 200 hectares) was executed August1, 2014 and made into public deed on August 5, 2014 within the Peruvian Public Registries.

The third mining concession, known as Agujeros Negros MA-AG (unique code # 01-0184000, 600 hectares) is under contract with AIM,  as a Contract of Mining Assignment and Option to Purchase was executed on August 1, 2014 and was made into a Public Deed on August 5, 2014. By the Assignment and Option AIM has an irrevocable and exclusive option to purchase 100% of the rights and interests of this mining concession. This option was registered into public deed on August 5, 2014. The option to purchase is for 5 years from the date of registration which was completed Oct 2, 2014, in addition contained within the contract AIM has complete control over this mining concession for a period of 5 years following formal registration which was registered October 2, 2014.

The reason this concession was not formally transferred is the fact that AIM wanted to perform additional due diligence as there was an Arbitration process with the registered owners and the former concession owners of 80% of the concession. Subsequent to this time the former owners who commenced the arbitration process has abandoned the arbitration thus nullifying the process. AIM has now commenced the formal transfer process and is expected to be completed and registered prior to AIM fiscal year ending August 31, 2015.

Royalties

The combined concessions are known as “The Black Hole”, the first two concessions, El Tunel del Tiempo 1 & 2 do not have royalties payable. The third concession, Agujeros Negros WA-AG has a royalty consisting of payment of US $1.00 per each metric ton of anthracite coal extracted from and sold. The royalty applies from the time when the sales of anthracite coal reach US $150,000.

Process Whereby Mineral Rights Are Acquired in Peru (Peruvian System of Concessions)

In Peru, any individual or company can solicit (through a “Petition” to the Government, the grant of a mining concession. Through an administrative process at INGEMMET (the geological Mining and Metallurgical Institute), when all technical and legal requirements are complied with, the Government will grant the mining concession. The mining concession grants the titleholder the right to explore, exploits, process, transport, market and refine mineral whether it is metallic, non-metallic or coal mineral. Once the concession is granted it must be registered at the Public Registries and the concession titleholder can freely transfer, assign, encumber or exercise over it any kind of disposition act.

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

•	The right to request from the mining authorities easements of third party lands that are necessary for the reasonable use the concession.
•	The right to free trade of extracted minerals provided they have the respective permits and authorizations.
•	To build on neighboring concessions the labor work that is necessary for the access, ventilation and drainage of their own concession, mineral transport and safety of the workers.
•	The right to use the water that is necessary for the domestic service of the staff workers and for the operations of the concession, in accordance with the legal provisions for these matters.
•
The right to inspect the work of neighboring or adjacent mining concessions when invasion is suspected or when there is danger of flooding, collapse or dire due to the bad state of the labor work of the neighbors or adjacent for the work they are carrying out.

Duties of the Concession titleholders:

•	Validity fee payment of US $3.00 per hectare, due June 30 every year. If not paid for two years, concession returns to the Government. Fee to be paid by AIM.
•
Payment of penalty fees if not in production is US $6.00 per year up to year seven increasing to US $20.00 per year from year 12. After failure to pay for two years the concession reverts to the Government. Fee to be paid by AIM.

•	Follow the occupational health and safety provided for in Regulations of Occupational Health and Safety.
•	Follow the Environment Management Instruments.

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

Republic: Peru
Department: La Libertad
Province: Otuzco
District: Huaranchal
Spot: Between Huayobamba and Lajon

Figure 1 is a map that shows the location of the project and the surrounding area. The coordinates near the centroid of the property are 7° 44’ 13.06” S and 78° 31’ 05.87” W. The property is 1,000 hectares and are all with one contiguous block of property.

↑ North

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

The local geology for the property consists of sedimentary units, corresponding to the Chimú Chicama formations, Santa, Carhuaz and Farrat, and the Alto Chicama River basin is characterized by outcrops of Mesozoic rocks that have the have major folding and fracturing. This folding is apparent in the Jurassic sedimentary rocks (Chicama formation) at lower levels near the Alto Chicama River. Chicama Formation is characterized by the presence of dark gray shale with interbedded sandstones, and slate gray tuffaceous quartz at some levels. The Chimú Formation is present in most of the study area, and is the most noticeable towards the southwest and Chicama formation is exposed near the river. These formations are important because this is the horizon in the area of   greatest interest because of the presence of coal seams and in some cases have the presence of sub-anthracite and anthracite, occurring with some areas as "lenses" in the bituminous coal. The following is the sedimentary sequence; sandstones, siltstones, shale, and black shale (Cobbing et al., 1996: 73-74). The two formations are exposed mostly in streams and Quina Shangala (erosional cut within the property), covering most of the local area. The Santa and Carhuaz formations, are not fully differentiated in the study area, having found areas with shale, siltstone, limestone, sandstone, quartzite and in some sectors they have small "lenses" of bituminous coal, but are of smaller magnitude. In summary these formations, especially the formation Chimú, are of great interest, as possible sources for economic development for the "Black Holes Property".

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

The oldest rocks in the prospect of coal formations are the Upper Jurassic Chicama and overlie rocks of the Chimú formation, this being the one with the anthracite coal and sub-anthracites plus it includes other sedimentary horizons with bituminous coal. These formations and especially above the village of Chimú is of great interest as a source of possible development of the mining project because they are the carriers of coal in the area and this is this geological unit which covers 80% of the area.

The studies done by MTC and later by Gustavson are not done to NI43-101 or coal industry standards to report resources and reserves. The property is currently without known reserves and current and planned exploration programs are exploratory in nature.

Current and planned exploration:

The previous work completed on or near the property has focused on geologic mapping and sampling via trenches at the outcrop areas and in old, existing tunnels. There are active small mining operations on the northwest area of the property that has also added information on the quality of the coal from the property.

The property’s evaluation and database will be greatly improved by a program of additional geologic mapping, trenching and most of all by completing 3-4 drill holes that provide core for sampling and testing, but also will be an important guide to the structure of the coal deposits. More drill holes are required to define resources; the first suggested drilling program may define the need for additional drill holes due to the structural complexity of the coal beds.

Figure 2 shows many relevant features of the property. The map is very busy so some explanation is required.

Note: this figure is also from the MTC Report of 2012 and shows many features of the property that are describe and explained in the text of this report.

Figure 2 Property Map showing Site Specific Features

The outline of the property is shown by a lavender line that defines a rectangle shape that is extended to the south. There is no north arrow, but there are grid lines that show north-south and east-west. The Alto Chicama River is in the south (bottom) of the figure and the features, some with red markings that cross the property in a northeast to southwest direction, are the features referred to as Shangalas. The small black marks towards the northwest are the small mines mentioned above.

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
Detailed Ventilation Study
Detailed Geomechanics Study
Seismic risk studies
Design of explosives storage
Occupational Health and Safety Plan
Design of tailings storage
	14,999 15,000 10,000 10,000 7,000 2,000 2,000 15,000
3. CLOSURE PLAN	35,000	4 months
4. PREPARATION OF FILE OF WATER USE ISSUED BY ANA	7,000	1 month
5. PREPARATION OF FILE FOR DISPOSAL OF WATER (DIGESA AND ANA)	5,000	1 month
6. LEGAL COSTS ASSOCIATED TO OBTAIN ALL THE AFOREMENTIONED PERMITS	50,000	Throughout the process
TOTAL COSTS $	$247,999

Summary

Gustavson Associates based out of Boulder Colorado provided the technical information on the Peruvian property. Gustavson Associates is a mining consulting firm with over 30 years of extensive international experience. Mr. Karl D. Gurr of Gustavson Associates completed a site visit of the property together with visiting the Port of Salaverry located in Trujillo Peru and has reviewed numerous reports. Mr. Karl Gurr is a Registered Member of the Society of Mining Engineers and has degrees in Geology and Mining Engineering with over 25 years of direct experience in the coal industry, which defines Mr. Gurr’s status as a qualified person.  As stated Mr. Gurr performed a property visit and a visit to the Port of Salaverry and confirms that the property is a known coal bearing area with sufficient past geologic study to merit additional work (exploration) to better define coal resource and eventually a plan for mining the resource. Any further exploration will be overseen and supervised by or through Mr. Gurr and will be focused on providing additional information to advance the project and to do it in a cost effective manner.  Mr. Gurr has confirmed the infrastructure and property access already exists and the Port of Salaverry has the capability to store and ship the produced coal.

In addition to Mr. Gurr’s visit we solicited the efforts of mining engineer and geologist Manuel Chumpitaz Cama. Mr. Cama has known the property for many years and he attended to extractive of coal samples from various mine tunnels within the property. Through the supervision of Mr. Cama samples of coal were taken from the property and delivered to the local university lab for testing. Following is the official results of the testing.

The legal and permitting information was provided to AIM by their team of Peruvian legal advisors based in Lima Peru.

Analysis of Coal Samples

The table below shows the result of an analysis of coal samples obtained from Aim’s property in July 2014, the analysis was completed through the University in Peru.

WE WILL REQUIRE SIGNIFICANT ADDITIONAL FINANCING IN ORDER TO CONTINUE OUR EXPLORATION ACTIVITIES AND OUR ASSESSMENT OF THE COMMERCIAL VIABILITY OF OUR PROPERTIES.  EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE INTO COMMERCIAL PRODUCTION.

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

As at August 31, 2015, we had cash reserves of $2,349 and working capital deficit of $1,209,747.  We do not have sufficient funds to enable us to complete this initial phase of our exploration programs for the mining claims. We will require additional financing in order to commence the initial phases of exploration of the properties.  There is no assurance that will be able to obtain additional financing.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Patents, Trademarks, Franchises, Royalty Agreements or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Research and Development

We have not spent any amounts on research and development activities during the year ended August 31, 2015.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Employees and Employment Agreements

At present, we have no employees other than our executive officers and directors.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. PROPERTIES

Descriptions of the leases concerning our mining facilities can be found in Item 1 of this report on Form 10-K. We do not currently own any property or real estate of any kind.  Our executive offices are located at 701 North Green Valley Parkway, Suite 200, Henderson Nevada, 89012.

Item 3. LEGAL PROCEEDINGS

We know of no material existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

Number of Holders

As of December 15, 2015, we had approximately 51 shareholders of record of our common stock.

As of December 15, 2015, we had 1 shareholder of record of our preferred stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 28, 2015, Aim Exploration Inc. (the “Company”) entered into a Note Purchase Agreement with Tangiers Investment Group, LLC (“Tangiers” or “Holder” in the event of assignment or succession) for the sale of a 10% convertible promissory note (the “Note”), in the principal amount of $330,000 (the “Principal Sum”), convertible into shares of common stock of the Company. Upon execution of the Note, Tangiers delivered $75,000 to the Company. The Note has an original issue discount of $7,500, which Tangiers retained for due diligence and legal bills related to the transaction. The financing closed on October 28, 2015 (the “Closing Date”). The Effective Date is that day when the Note is executed by both parties and the delivery of the first payment of consideration is made (the “Effective Date”).

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid one (1) year after the Effective Date (the “Maturity Date”). The Note is convertible into common stock, at Tangiers’ option, at the lower of (i) $0.10 per share or (ii) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the Note (the “Conversion Price”).

The Note may be prepaid by the Company, in whole or in party, according to the following: if under 30 days from the Effective Date, Prepayment amount shall be 100% of Principal sum plus accrued interest; between 31 and 60 days, 110% of Principal Sum plus accrued interest; between 61 and 90 days, 120% of Principal Sum plus accrued interest; between 91 and 120 days, 130% of Principal Sum plus accrued interest; between 121 and 150 days, 140% of the Principal Sum plus accrued interest; and between 151 and 180 days, 150% of Principal Sum plus accrued interest. After 180 days from the Effective Date, the Note may not be prepaid without written consent from the Holder.

In the event of a default, the Note may be accelerated by Tangiers, whereby the outstanding balance is immediately due and payable in cash at 150% of the outstanding Principal Sum of the Note. In addition, an interest rate of the lesser of 18% per annum or the maximum rate permitted under law will be applied to the outstanding balance. Tangiers is prohibited from owning more than 9.99% of the Company’s outstanding shares pursuant to the Note.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Tangiers is an accredited investor, Tangiers had access to information about the Company and their investment, Tangiers took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Related to entering into the Note, the parties documented their intention that the Company’s obligations to repay under the terms of the Note be secured by certain assets, represented by the Security Agreement and Memorandum of Security Agreement, entered into by the parties on October 28, 2015.

On November 6, 2014, the Company issued to Adar Bays, LLC a convertible promissory note in the principal amount of $45,000. The note accrues interest at a rate of 8% per annum, with a maturity date of November 6, 2015. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 55% of the lowest trading price of the common stock during the fifteen trading days prior to issuing a notice of conversion to the Company. This note is secured by a security agreement entered into by the parties on November 6, 2014.

On June 8, 2015, the Company issued to LG Capital Funding, LLC a convertible promissory note in the principal amount of $57,875. The note accrues interest at a rate of 8% per annum, with a maturity date of June 5, 2016. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 55% of the lowest trading price of the common stock during the fifteen trading days prior to issuing a notice of conversion to the Company.

On July 20, 2015, the Company issued to JMJ Financial a convertible promissory note in the principal amount of $250,000. If the Company repays the outstanding principal in full within 90 days of the effective date, the interest rate shall be 0%. If the Company does not repay the outstanding principal in full within 90 days, a one-time interest charge of 12% shall be applied to the principal amount. Interest will not accrue if all outstanding principal is paid in full within 90 days of the effective date. The note matures two years from the effective date. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to the lesser of (i) $0.50 or (ii) 60 % of the lowest trading price of the common stock during the twenty-five trading days prior to issuing a notice of conversion to the Company.

On July 22, 2015, the Company issued to Darling Capital, LLC a convertible promissory note in the principal amount of $50,000, in connection with a securities purchase agreement entered into by the parties on May 19, 2015. The note accrues interest at a rate of 10% per annum, with a maturity date of April 20, 2016. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 55% of the lowest trading price of the common stock during the fifteen trading days prior to issuing a notice of conversion to the Company.

On August 14, 2015, the Company issued to Auctus Fund, LLC a convertible promissory note in the principal amount of $76,750, in connection with a securities purchase agreement entered into by the parties on August 14, 2015. The note accrues interest at a rate of 10% per annum, with a maturity date of May 14, 2016. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 55% of the lowest trading price of the common stock during the fifteen trading days prior to issuing a notice of conversion to the Company.

On August 31, 2015, the Company issued to St. George Investments LLC a convertible promissory note in the principal amount of $40,000, in connection with a securities purchase agreement entered into by the parties on August 31, 2015. The purchase price for this note and warrant (as described in the securities purchase agreement) shall be $25,000, computed as follows: original principal balance of $40,000, less a $10,000 original issue discount and $5,000 to cover lender’s legal fees, accounting costs, due diligence, and other transaction costs incurred in connection with the note. Interest does not accrue on the outstanding principal. The note matures six months after the purchase price is delivered to the Company by the lender. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 60% of the lowest trading price of the common stock during the twenty trading days prior to issuing a notice of conversion to the Company.

On September 17, 2015, the Company issued to EMA Financial, LLC a convertible promissory note in the principal amount of $40,000, in connection with a securities purchase agreement entered into by the parties on September 17, 2015. The note accrues interest at a rate of 12% per annum, with a maturity date of September 17, 2016. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 55% of the lowest trading price of the common stock during the 20 trading days prior to issuing a notice of conversion to the Company.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended August 31, 2015.

Item 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Personnel Plan

We do not expect any material changes in the number of employees over the next 12-month period (although we may enter into employment or consulting agreements with our officers or directors).  We do and will continue to outsource contract employment as needed.

Results of Operations for the Fiscal Year Ended August 31, 2015 compared to the Fiscal Year Ended August 31, 2014

We did not earn any revenues for the period from February 18, 2010 (Inception) to August 31, 2015.  We incurred a net loss in the amount of $1,290,695 during the fiscal year ended August 31, 2015, compared to operating expenses of $183,032 for the fiscal year ended August 31, 2014.  These operating expenses were comprised of a recapture of mineral property expenditures of $21,843 (2014: expense of $80,084), consulting fees of $128,451 (2014: $Nil), filing fees of $15,923 (2014: $11,664), finder’s fees of $34,925 (2014: $Nil), management fees of $241,500 (2014: $Nil), office and general fees of $70,806 (2014: $38,446), professional fees of $306,925 (2014: $52,838), and public relations expense of $180,452 (2014: $Nil).  We wrote-down accounts payable by $11,285 (2014: $Nil), and incurred the following expenses related to the convertible notes issued during the fiscal year ended August 31, 2015: accretion of $72,001 (2014: $Nil), interest expense of $46,669 (2014: $Nil), finance costs of $238,472 (2014: $Nil) from amortization of debt discounts and excess of derivative liability over the face value of the notes, and a change in the fair value of the derivative liability of $12,301 (2014: $Nil

Revenues

We have had no operating revenues since our inception on February 18, 2010 to August 31, 2015.

Expenses

We incurred a net loss in the amount of $1,290,695 during the fiscal year ended August 31, 2015, compared to operating expenses of $183,032 for the fiscal year ended August 31, 2014.  These operating expenses were comprised of a recapture of mineral property expenditures of $21,843 (2014: expense of $80,084), consulting fees of $128,451 (2014: $Nil), filing fees of $15,923 (2014: $11,664), finder’s fees of $34,925 (2014: $Nil), management fees of $241,500 (2014: $Nil), office and general fees of $70,806 (2014: $38,446), professional fees of $306,925 (2014: $52,838), and public relations expense of $180,452 (2014: $Nil).  We wrote-down accounts payable by $11,285 (2014: $Nil), and incurred the following expenses related to the convertible notes issued during the fiscal year ended August 31, 2015: accretion of $72,001 (2014: $Nil), interest expense of $46,669 (2014: $Nil), finance costs of $238,472 (2014: $Nil) from amortization of debt discounts and excess of derivative liability over the face value of the notes, and a change in the fair value of the derivative liability of $12,301 (2014: $Nil).

Liquidity and Capital Resources

As at August 31, 2015, we had cash reserves of $2,349 and working capital deficit of $1,209,747.  As at August 31, 2014, we had cash reserves of $1,862 and working capital deficit of $182,346.

Cash Used in Operating Activities

Net cash used in operating activities was $734,110 during the fiscal year ended August 31, 2015, compared to $149,378 for the fiscal year ended August 31, 2014.

Cash from Financing Activities

We have funded our business to date primarily from the issuance of convertible notes, loans from related parties, as well as sales of our common stock.  During the fiscal year ended August 31, 2015, we raised a total of $734,597 in financing activities.  This was comprised of the issuance of convertible debt in the amount of $306,875, issuance of convertible debt to a related party of $170,000, offset by repayment of convertible debt in the amount of $47,250, and loans from our director and key management personnel of $304,972.  During the fiscal year ended August 31, 2014, we raised a total of $143,094 in financing activities, in loans from our director and key management personnel.

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

Contractual Obligations

As a “smaller reporting company” we are not required to provide tabular disclosure obligations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AIM EXPLORATION INC.
CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of August 31, 2015 and 2014

Consolidated Statements of Operations for the years ended August 31, 2015 & 2014

Consolidated Statements of Stockholder’s Equity (Deficit)

Consolidated Statements of Cash Flows for the years ended August 31, 2015 and 2014

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
AIM Exploration Inc.
701 North Green Valley Parkway, Suite 200
Henderson, NV 89012

We have audited the accompanying consolidated balance sheet of AIM Exploration Inc. (the “Company”) as of August 31, 2015, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of AIM Exploration Inc. as of August 31, 2015, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has incurred an accumulated deficit from inception to August 31, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP
Newport Beach, California

December 15, 2015

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

/s/ David A. Aronson, CPA, P.A.
--------------------------------------------
David A. Aronson, CPA. P.A.

North Miami Beach, Florida
December 15, 2014

AIM EXPLORATION INC.
 CONSOLIDATED BALANCE SHEETS

ASSETS	Aug 31, 2015	Aug 31, 2014
CURRENT ASSETS
Cash	$2,349	$1,862
Loans receivable	45,800	-
Deposits	39,303	25,505
Total Current Assets	87,452	27,367

Mineral property	326,969	326,969

TOTAL ASSETS	$414,421	$354,336

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$214,513	$26,232
Loans payable – related party	478,453	183,481
Convertible note – related party	103,762	-
Convertible note, net of unamortized discount	70,936	-
Derivative liability	429,535	-
Total Current Liabilities	1,297,199	209,713

Provisions	-	55,000

TOTAL LIABILITIES	1,297,199	264,713

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock Authorized 250,000,000 shares of common stock, $0.001 par value Issued and outstanding 89,100,000 shares (83,750,000 shares outstanding as at August 31, 2014) 1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (Nil as at August 31, 2014)	89,200	83,750
Additional paid in capital	626,098	313,254
Accumulated deficit	(1,598,076)	(307,381)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(882,778)	89,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$414,421	$354,336

The accompanying notes are an integral part of these consolidated financial statements

AIM EXPLORATION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	12 months ended Aug 31, 2015	12 months ended Aug 31, 2014

REVENUE
Total Revenue	$0	$0

Gross Profit	0	0

MINERAL PROPERTY OPERATIONS
Acquisition expenses	(37,556)	55,000
Exploration expenses	15,713	25,084
Total Mineral Property Operations	(21,843)	80,084

EXPENSES
Accretion	72,001	-
Consulting fees	128,451	-
Filling fees	15,923	11,664
Finder’s fees	34,925	-
Management fees	241,500	-
Office & general	70,806	38,446
Loss on impairment	-	-
Professional fees	306,925	52,838
Public relations	180,452	-

Total Expenses	1,050,983	102,948

Net Loss	(1,029,140)	(183,032)

Interest expense	(46,669)	-
Finance costs	(238,472)	-
Change in fair value of derivative liability	12,301	-
Write-down of accounts payable	11,285	-

Total Other Expense	(261,555)	-

Net Loss	$(1,290,695)	$(183,032)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.01	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	88,446,164	83,750,000
BASIC AND DILUTED LOSS PER PREFERRED SHARE	$0.00	-
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	99,452	-

The accompanying notes are an integral part of these consolidated financial statements

AIM EXPLORATION INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Share Subscriptions Receivable	Accumulated Deficit	Total
		$		$	$		$	$
Balance at inception – February 18, 2010	-	-	-	-	-	-	-	-
Founders shares, issued for cash	10,000,000	10,000	-	-	-	(10,000)	-	-
Net Loss to August 31, 2010	-	-	-	-	-	-	(29,400)	(29,400)
Balance, August 31, 2010	10,000,000	10,000	-	-	-	(10,000)	(29,400)	(29,400)
Subscription Received	-	-	-	-	-	10,000	-	10,000
Common stock issued for cash	40,000,000	40,000	-	-	-	-	-	40,000
Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(18,939)	(18,939)
Balance, August 31, 2011	50,000,000	50,000	-	-	-	-	(48,339)	1,661
Net loss to August 31, 2012	–	–	–	–	-	-	(28,109)	(28,109)
Balance, August 31, 2012	50,000,000	50,000	-	-	-	-	(76,448)	(26,448)
Sale of common stock 18,000,000 common shares at $0.001 par value	18,000,000	18,000	-	-	-	-	-	18,000
Imputed Interest	-	-	-	-	2,035	-	-	2,035
Net loss for the year ended August 31, 2013	-	-	-	-	-	-	(47,901)	(47,901)
Balance, August 31, 2013	68,000,000	68,000	-	-	2,035	-	(124,349)	(54,314)
15,750,000 common shares at $0.001 par value	15,750,000	15,750	-	-	311,219	-	-	326,969
Net loss for the year ended August 31, 2014	-	-	-	-	-	-	(183,032)	(183,032)
Balance, August 31, 2014	83,750,000	83,750	-	-	313,254	-	(307,381)	89,623
Shares issued for services	350,000	350	1,000,000	100	192,550	-	-	193,000
Shares issued in deposit	5,000,000	5,000	-	-	-	-	-	5,000
Convertible debt discount	-	-	-	-	99,630	-	-	99,630
Gain on repurchase of convertible note	-	-	-	-	20,664	-	-	20,664
Net loss for the year ended August 31, 2015	-	-	-	-	-	-	(1,290,695)	(1,290,695)
Balance, August 31, 2015	89,100,000	89,100	1,000,000	100	626,098	-	(1,598,076)	(882,778)

The accompanying notes are an integral part of these consolidated financial statements

AIM EXPLORATION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 months ended August 31, 2015	12 months ended August 31, 2014

OPERATING ACTIVITIES
Net Loss	$(1,290,695)	$(183,032)
Accretion related to convertible note	72,001	-
Debt discount related to convertible note	(35,478)	-
Finance costs	238,472	-
Accrued interest on convertible note	11,544	-
Loss on derivative liability	(12,301)	-
Loss on repurchase of convertible note	20,664	-
Shares issued for services	193,000	-
Write-down of accounts payable	(11,285)	-
Imputed Interest	-	-
Adjustments to reconcile Net Income (Loss) to net Cash used in operating activities:
Loans Receivable	(45,800)	-
Deposits	(8,798)	(25,505)
Provisions	(55,000)	55,000
Accounts Payable	189,566	4,159

NET CASH USED IN OPERATING ACTIVITIES	(734,110)	(149,378)

FINANCING ACTIVITIES
Proceeds from sale of common stock	170,000	-
Convertible debt - related party	306,875	-
Payments on convertible notes	(47,250)	-
Loans from related party	304,972	143,094
NET CASH PROVIDED BY FINANCING ACTIVITIES	734,597	143,094

NET INCREASE IN CASH	487	(6,284)

CASH, BEGINNING OF PERIOD	1,862	8,146

CASH, END OF PERIOD	$2,349	$1,862

The accompanying notes are an integral part of these consolidated financial statements

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is an exploration stage company as defined by FASB ASC 915.  The Company was organized to engage in mineral exploration and has incurred losses totaling $1,598,076 since inception. The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at August 31, 2015 or 2014.

Advertising
Advertising costs are expensed as incurred.  As of August 31, 2015, no advertising costs have been incurred.

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

The following presents the gross value of assets that were measured and recognized at fair value:

- Level 1: none
- Level 2: none
- Level 3: none

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)
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

Stock-based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010. ASC 718-10-30-2 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through August 31, 2015.

Recent Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount it expects to receive for those goods and services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The ASU will be effective for the Company beginning January 1, 2017, and allows for both retrospective and modified- retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and is currently assessing the impact of this ASU on its consolidated financial statements and footnote disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendment in the ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity . The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-16 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s financial statements. Early adoption is permitted.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $1,209,747, an accumulated deficit of $1,598,076 and net loss from operations since inception of $1,598,076.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merging with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

In consideration for the above concessions, the Company has issued 15,750,000 restricted common shares (Note 6) to Percana in two separate blocks; the first block consists of 6,300,000 common shares which are to be held in escrow until either the Company raises $1,000,000 or when Percana waives this requirement. The second block consists of 9,450,000 shares which are to be held in escrow until such time as the Company is satisfied at its discretion that any arbitration issues have been resolved with the third concession, at which time the shares may be released out of escrow at the option of Percana. These Mining Concessions were acquired based on the assumption the properties are rich in high grade Anthracite Coal, currently there are 20 small tunnels on the property already producing anthracite coal which was being mined by illegal miners. Testing of the coal samples was performed indicating the presence of high-grade anthracite coal. Prior to acquisition AIM reviewed a non-compliant technical report prepared by Engineers/Geologists together with hiring a US based firm Gustavson Associates to visit the property and review the reports. The firm provided AIM with a report, which included recommendation for further exploration.

NOTE 5 – CONVERTIBLE NOTE

During the year ended August 31, 2015, the Company issued convertible notes with a principal balance of $306,875, with maturity dates ranging from November 6, 2015 to July 22, 2016, and an interest rate per annum ranging from 8% to 12%. The principal is convertible into common shares of the Company at a conversion rate equal to 55% - 60% of the lowest trading price of the Company’s common stock for the fifteen prior trading days, as defined in the agreements.

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

	August 31, 2015	August 31, 2014
Fair value of common stock	$0.21 - $0.42	–
Exercise price	$0.1350 - $0.2585	–
Contractual term	9 months – 1 year	–
Volatility	119.50% - 143.10%	–
Risk-free interest rate	0.12% - 0.41%	–

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015

NOTE 5 – CONVERTIBLE NOTE (Continued)

Volatility was determined using a peer group of public companies, and the Company used US treasuries with a similar contractual term to determine the risk-free interest rate.

On May 11, 2015, the Company exercised its option to redeem convertible notes with a principal balance of $47,250 within 180 days of their issuance, by opting to prepay the note at 150% of the principal amount plus accrued interest in the amount of $1,853.The Company recorded a loss on the repurchase of the convertible note in the amount of $20,664, which was credit to the additional paid in capital account.
.
During the year ended August 31, 2015, the Company recognized change in fair value of the derivative liability of $186,537 related to the change in fair value of the conversion feature. The change in fair value of the conversion feature is being recorded through operating results.

When recording the conversion feature liability at during the year, the Company recognized a 100% debt discount on the convertible notes payable of $306,875 and finance costs expense of $238,472 from amortization of debt discounts and excess of derivative liability over the face value of the note. The debt discount is being accreted to finance costs using the straight-line method over the one-year contractual term of the debt. During the period ended August 31, 2015, the Company also recognized in the normal course accretion of $72,001.

During the year ended August 31, 2015, the Company issued $170,000 of convertible note payable with a related party. The notes bear interest at 8% per annum and are due on between May 1, 2016 and June 1, 2016. The note has conversion rights that allow the holder of the note ta any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.135. A debt discount of $99,630 was determined to exist and was recorded at the time of issue.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the convertible notes payable, and to Additional Paid-in Capital.

NOTE 6 – CAPITAL STOCK

The Company’s has authorized 250,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. At August 31, 2015, 89,100,000 shares of common stock were issued and outstanding, and 100,000 shares of preferred stock were issued and outstanding.

During the year ended August 31, 2013 the Company issued 18,000,000 shares to 6 shareholders for cash proceeds of $18,000.

In July 2014, the Company issued 15,750,000 common shares in connection with the acquisition of certain mining property. (Note 4)

As of August 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

During the year ended August 31, 2015, the Company issued 5,000,000 shares to 1 shareholder in connection with an asset acquisition agreement at fair value of $5,000. The Company also issued 350,000 shares to 1 shareholder in connection with a six-month investor relations campaign at fair value of $175,000.

During the period ended August 31, 2015, the Company issued 100,000 preferred shares to 1 shareholder at fair value of $18,000, a related party of the Company, in connection with services rendered.

As of August 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 7 – LOAN PAYABLE - RELATED PARTIES

During the period ended August 31, 2015 and 2014, advances from a director of the Company were $Nil and $500, respectively.  The amounts are unsecured, non-interest bearing and are due on demand.

During the period ended August 31, 2015 and 2014, advances from related parties were $294,972 and $183,481, respectively.  The amounts are unsecured, non-interest bearing and are due on demand.

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015

NOTE 8 – SUBSEQUENT EVENTS

1.
On October 28, 2015, Aim Exploration Inc. (the “Company”) entered into a Note Purchase Agreement with Tangiers Investment Group, LLC (“Tangiers” or “Holder” in the event of assignment or succession) for the sale of a 10% convertible promissory note (the “Note”), in the principal amount of $330,000 (the “Principal Sum”), convertible into shares of common stock of the Company. Upon execution of the Note, Tangiers delivered $75,000 to the Company. The Note has an original issue discount of $7,500, which Tangiers retained for due diligence and legal bills related to the transaction. The financing closed on October 28, 2015 (the “Closing Date”). The Effective Date is that day when the Note is executed by both parties and the delivery of the first payment of consideration is made (the “Effective Date”)

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid one (1) year after the Effective Date (the “Maturity Date”). The Note is convertible into common stock, at Tangiers’ option, at the lower of (i) $0.10 per share or (ii) 50% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to the date on which Tangiers elects to convert all or part of the Note (the “Conversion Price”);

The Note may be prepaid by the Company, in whole or in party, according to the following: if under 30 days from the Effective Date, Prepayment amount shall be 100% of Principal sum plus accrued interest; between 31 and 60 days, 110% of Principal Sum plus accrued interest; between 61 and 90 days, 120% of Principal Sum plus accrued interest; between 91 and 120 days, 130% of Principal Sum plus accrued interest; between 121 and 150 days, 140% of the Principal Sum plus accrued interest; and between 151 and 180 days, 150% of Principal Sum plus accrued interest. After 180 days from the Effective Date, the Note may not be prepaid without written consent from the Holder.

In the event of a default, the Note may be accelerated by Tangiers, whereby the outstanding balance is immediately due and payable in cash at 150% of the outstanding Principal Sum of the Note. In addition, an interest rate of the lesser of 18% per annum or the maximum rate permitted under law will be applied to the outstanding balance. Tangiers is prohibited from owning more than 9.99% of the Company’s outstanding shares pursuant to the Note.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Tangiers is an accredited investor, Tangiers had access to information about the Company and their investment, Tangiers took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Related to entering into the Note, the parties documented their intention that the Company’s obligations to repay under the terms of the Note be secured by certain assets, represented by the Security Agreement and Memorandum of Security Agreement, entered into by the parties on October 28, 2015.

2.
On June 8, 2015, the Company issued to LG Capital Funding, LLC a convertible promissory note in the principal amount of $57,875. The note accrues interest at a rate of 8% per annum, with a maturity date of June 5, 2016. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 55% of the lowest trading price of the common stock during the fifteen trading days prior to issuing a notice of conversion to the Company.

3.
On July 20, 2015, the Company issued to JMJ Financial a convertible promissory note in the principal amount of $250,000. If the Company repays the outstanding principal in full within 90 days of the effective date, the interest rate shall be 0%. If the Company does not repay the outstanding principal in full within 90 days, a one-time interest charge of 12% shall be applied to the principal amount. Interest will not accrue if all outstanding principal is paid in full within 90 days of the effective date. The note matures two years from the effective date. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to the lesser of (i) $0.50 or (ii) 60 % of the lowest trading price of the common stock during the twenty-five trading days prior to issuing a notice of conversion to the Company.

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015

NOTE 8 – SUBSEQUENT EVENTS (Continued)

4.
On July 22, 2015, the Company issued to Darling Capital, LLC a convertible promissory note in the principal amount of $50,000, in connection with a securities purchase agreement entered into by the parties on May 19, 2015. The note accrues interest at a rate of 10% per annum, with a maturity date of April 20, 2016. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 55% of the lowest trading price of the common stock during the fifteen trading days prior to issuing a notice of conversion to the Company.

5.
On August 14, 2015, the Company issued to Auctus Fund, LLC a convertible promissory note in the principal amount of $76,750, in connection with a securities purchase agreement entered into by the parties on August 14, 2015. The note accrues interest at a rate of 10% per annum, with a maturity date of May 14, 2016. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 55% of the lowest trading price of the common stock during the fifteen trading days prior to issuing a notice of conversion to the Company.

6.
On August 31, 2015, the Company issued to St. George Investments LLC a convertible promissory note in the principal amount of $40,000, in connection with a securities purchase agreement entered into by the parties on August 31, 2015. The purchase price for this note and warrant (as described in the securities purchase agreement) shall be $25,000, computed as follows: original principal balance of $40,000, less a $10,000 original issue discount and $5,000 to cover lender’s legal fees, accounting costs, due diligence, and other transaction costs incurred in connection with the note. Interest does not accrue on the outstanding principal. The note matures six months after the purchase price is delivered to the Company by the lender. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 60% of the lowest trading price of the common stock during the twenty trading days prior to issuing a notice of conversion to the Company.

7.
On September 17, 2015, the Company issued to EMA Financial, LLC a convertible promissory note in the principal amount of $40,000, in connection with a securities purchase agreement entered into by the parties on September 17, 2015. The note accrues interest at a rate of 12% per annum, with a maturity date of September 17, 2016. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 55% of the lowest trading price of the common stock during the 20 trading days prior to issuing a notice of conversion to the Company.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

On August 13, 2015, the Company dismissed David A. Aronson, CPA, PA as the Company’s principal accountant and auditor. The auditor’s reports on the financial statements for either of the past two years contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The Company’s Board of Directors approved this dismissal.

On or about August 13, 2015, the Company’s Board of Directors approved the engagement of Anton & Chia LLC as its principal accountant to audit the Company’s financial statements. During the Company’s two most recent fiscal years or subsequent interim period, the Company has not consulted with Anton & Chia LLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements. Neither has Anton & Chia LLC provided advice to the Company, either written or oral, that has been deemed an important factor considered by the Company in reaching a decision as to its accounting, auditing or financial reporting.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of August 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework .  Our management, including our chief executive officer and chief financial officer, has concluded that, as of August 31, 2015, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.  Our management reviewed the results of their assessment with our board of directors.

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

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
Mr. James Robert Todhunter	63	President, CEO & Director
Mr. Gregorio Formoso	51	Secretary, Treasurer, CFO & Director
Mr. Guil Rivera	61	Director
Dr. Carlos Arias Eguiguren	53	Director

James Robert Todhunter, President, CEO, Director

Mr. Todhunter has been our President, Chief Executive Officer and a Director since September 18, 2014. From 2007 to present, Mr. Todhunter has been a director or officer of Percana Mining Corp, a private company. He has accrued a monthly fee of $15,000 per month since September 1, 2014.

Gregorio Formoso, Secretary, Treasurer, CFO, Director

Mr. Formoso has been our sole officer and a director since our inception on February 18, 2010.  He is responsible for directing the focus of our operations as well as handling our day to day operations including sourcing new customers as well as locating suppliers and consultants that we need to contract.  From 2010 through the present, Mr. Formoso has been the Vice President for Operations at PharmaCanada, Inc., a provider of early cancer detection technology in the Philippines. As VP for Operations, he was instrumental in setting up the first quantitative cytology laboratory in the Philippines, which uses a new proprietary technology from Canada.  This included sourcing all the essential equipment, materials and supplies to operate the laboratory and establishing an effective and efficient process for the distribution and retrieval of specimen collection kits between the central laboratory and partner hospitals, clinics and diagnostic centers.  From 2006 to 2010, he was President and COO of Asialink Business Process Outsourcing, Inc., a provider of outsourced payroll services to companies in the Philippines.  He is also a Director and Vice President at Sherpa Global Supply Chain Solutions Center, Inc., a consultancy and learning center, specializing in Logistics and Supply Chain Management, that he helped set up in 2009.

Prior to these, Greg developed a career in logistics and supply chain management, occupying various management positions over a span of 23 years in the different units of San Miguel Corporation, the largest food, beverage and packaging materials conglomerate in the Philippines.

Gregorio Formoso was employed at San Miguel Corporation (“SMC”) for over 23 years, including 10 years of holding various managerial positions in the beverage business.  In 1999, he was involved in the acquisition and integration of Sugarland Beverage Corporation into SMC’s non-liquor business.  He was also involved in new package development where he became familiar with SMC’s glass business, where he still maintains a number of contacts.  After leaving SMC in 2007, he was involved in the start-up of a Business Process Outsourcing company, offering outsourced payroll.  In 2011, he was instrumental in the start-up of a company offering innovative early cancer detection technology (the first in the Philippines and in Asia).

In 2010, Mr. Formoso was influential convincing Alice Raval-Ventura to look for joint venture partners for the further development and operation of the Raval mining claims. He was responsible for initiating and developing the transaction proposal.

All of Mr. Formoso’s extensive experience outlined above led to our decision he should serve as our director.

Mr. Formoso will remain as our officer until he resigns or is replaced.  He will serve as a director for a one-year term or until his successor is elected and qualified or until his earlier resignation or removal.

Guil Rivera, Director

Mr. Rivera has been a director since our inception on February 18, 2010.  His role with us includes overseeing the activities of our officers as well as protecting our shareholders interest in our company.  From July 2004 until Present, Mr. Rivera has been Chief Executive Officer and Director of Pharmacanada Inc., a private company registered in the Philippines.  From May 2011 until present Mr. Rivera has been the President and Director of Global Filipino Solutions Inc., a private company registered in the Philippines.  From July 2011 to present, Mr. Rivera has been Director and Chairman of Paladino Management and Development Corp., a private company registered in the Philippines.

Mr. Rivera holds a Bachelor of Science degree in commerce and management, and has extensive knowledge in the fields of investment, securities operations and e-commerce, particularly in payment processing.

Mr. Rivera will serve as our director for a one-year term or until his successor is elected and qualified or until his earlier resignation or removal. Mr. Rivera has not held any other directorships in a company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940. He has accrued a monthly fee of $3,000 per month since September 1, 2014.

Dr. Carlos Arias Eguiguren, Director

Dr. Arias has sustained a long and distinguished career in the mining industry throughout the world. Dr. Arias is also a lawyer specializing in mining law. He was formally educated in Ecuador where he received a law degree in 1989 and later a doctorate in law in 2000. He received his Master's Degree in International Business Legal Studies (IBLS) in 1993 from the University of Exeter in the United Kingdom, followed by a diploma in transactional contracts from the International Development Law Institute in Rome, Italy that same year.

Dr. Arias is a former Director of the Ecuadorian Chamber of Mines, serving terms in 1996-1998 and 2001-2005. He has served with several mining companies and has been responsible for important mining projects pertaining to acquisition and development. From 1993-1995, Dr. Arias served as President of Ecuadorian Minerals Corporation (now International Minerals) and was charged with the acquisition and consolidation of the Gaby and Rio Blanco (formerly San Luis) mining projects. From 2001-2004, he served as General Manager of Aurelian Resources, where he was responsible for the acquisition of the La Zarza mining project and the consolidation of 35 concessions into a single 90,000-hectare project. From 2000-2008, Dr. Arias served as General Manager of Avalanche Resources, where he was instrumental in acquiring ten mining concessions in Ecuador and the Alto El Toro gold project in Colombia.

Currently, Dr. Arias serves as Vice President and Director of Fort St. James Nickel Corp. of British Colombia; General Manager of Lateegra Ecuador S.A.; associate of Investbank Corp.; and Executive Director for the Andean Region of OIS & Associates. Additionally, he maintains a busy legal practice, serving as advisor to many corporations.

Identification of Significant Employees

We have no significant employees, other than James Robert Todhunter and Gregorio Formoso.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

No officer, directors or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the Securities and Exchange Commission. The Company has evaluated all relevant Section 16(a) filings and has determined that the company is  compliant with this section to the best of its knowledge.

Item 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2015 and August 31, 2014,

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Robert Todhunter President, CEO, Director	2014	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	180,000	180,000
Gregorio Formoso Secretary, Treasurer, Director	2014	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-
Guil Rivera Director	2014	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	36,000	36,000

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

Stock Options/SAR Grants

During our fiscal year ended August 31, 2015 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended August 31, 2015.

Option Exercises

During our fiscal year ended August 31, 2015 there were no options exercised by our named officers .

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.  Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.  Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The mailing address for all persons is Suite 514 VGP Center 6772 Ayala Ave. Makati City, Manila, Philippines.

Shareholders (1)	# of Common Shares	Percentage	# of Preferred Shares	Percentage

Guil Rivera (2)	36,500,000	41.0%	100,000	100.0%
James Robert Todhunter (3)	15,750,000	17.7%	-	-
All directors and executive officers as a group	52,250,000	58.7%	100,000	100.0%

(1)
This table is based upon information derived from our stock records. The shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 89,100,000 shares of common stock outstanding as of December 15, 2015, and 100,000 preferred stock outstanding as of December 15, 2015.

(2)	Mr. Guil Rivera, a Director of the Company, beneficially owns these shares through Zenga Holdings Inc., a company in which he is a director, owner and has voting control.

(3)	Mr. James Robert Todhunter, a Director of the Company, beneficially owns these shares through Percana Mining Corp., a company in which he is a director, owner and has voting control.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with four directors.  We have determined that two of our directors are an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15) and two of our directors are not “independent directors”.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended August 31, 2015			Year Ended August 31, 2014
Audit fees		$15,000	*		$11,400
Audit-related fees	$	Nil		$	Nil
Tax fees	$	Nil		$	Nil
All other fees	$	Nil		$	Nil
Total	$				$11,400
* Estimate

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibits
Exhibit Number	Exhibit Description
10.1	Note Purchase Agreement by and among the Company and Tangiers Investment Group, LLC, dated October 28, 2015
10.2	Convertible Promissory Note issued to Tangiers Investment Group, LLC, dated October 28, 2015
10.3	Security Agreement by and among the Company and Tangiers Investment Group, LLC, dated October 28, 2015
10.4	Convertible Promissory Note issued to Adar Bays, LLC, dated November 6, 2014
10.5	Security Agreement by and among the Company and Adar Bays, LLC, dated November 6, 2014
10.6	Convertible Promissory Note issued to LG Capital Funding, LLC, dated June 8, 2015
10.7	Convertible Promissory Note issued to JMJ Financial, dated July 20, 2015
10.8	Convertible Promissory Note issued to Darling Capital, LLC, dated July 22, 2015
10.9	Securities Purchase Agreement by and among the Company and Darling Capital, LLC, dated May 19, 2015
10.10	Convertible Promissory Note issued to Auctus Fund LLC, dated August 14, 2015
10.11	Securities Purchase Agreement by and among the Company and Auctus Fund LLC, dated August 14, 2015
10.12	Convertible Promissory Note issued to St. George Investments LLC, dated August 31, 2015
10.13	Securities Purchase Agreement by and among the Company and St. George Investments LLC, dated August 31, 2015

10.14	Convertible Promissory Note issued to EMA Financial, LLC, dated September 17, 2015
10.15	Securities Purchase Agreement by and among the Company and EMA Financial, LLC, dated September 17, 2015
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

The undersigned registrant hereby undertakes:

1. To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement:

a) To include any prospectus required by Section 10(a)(3) of the Securities Act of 1933;

b) To reflect in the prospectus any facts or events arising after the effective date of this registration statement, or most recent post-effective amendment, which, individually or in the aggregate, represent a fundamental change in the information set forth in this registration statement; Notwithstanding the forgoing, any increase or decrease in Volume of securities offered (if the total dollar value of securities offered would not exceed that which was registered) and any deviation from the or high end of the estimated maximum offering range may be reflected in the form of prospectus filed with the commission pursuant to Rule 424(b) if, in the aggregate, the changes in the volume and price represent no more than 20% change in the maximum aggregate offering price set forth in the “Calculation of Registration Fee” table in the effective registration statement.

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

44

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of December, 2015.

Aim Exploration Inc.

By:/s/ James Robert Todhunter
James Robert Todhunter
President, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	December 15, 2015
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	December 15, 2015
Gregorio Formoso

/s/ Guil Rivera	Director	December 15, 2015
Guil Rivera