Form 10-Q/A
period 2015-05-31
Aim Exploration Inc.
filed 2015-12-16
CIK 1545232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 15, 2015, the registrant had 89,100,000 shares of common stock outstanding and 100,000 of preferred stock outstanding.

Explanatory Note

Subsequent to the issuance of the Company's Form 10-Q for the quarterly period ended May 30, 2015, the Company’s new auditor identified errors in the financial statements for the nine months ended May 30, 2015. As a result, the accompanying condensed consolidated financial statements included in this amendment No. 1 to this Form 10-Q, the Company has restated its condensed consolidated financial statements and amended the notes submitted herewith to correct these errors.

The Company has not modified or updated disclosures presented in this Form 10-Q, except to reflect the effects of the restatement. Accordingly, this Amendment No. 1 to the Form 10-Q for the quarterly period ended May 30, 2015 does not reflect events occurring after the original filing date of the Form 10-Q on July 20, 2015 and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. References to the "Form 10-Q/A" herein shall refer to the Form 10-Q as amended by this Amendment No. 1 to the Form 10-Q.

AIM EXPLORATION INC.

PART I – FINANCIAL INFORMATION

AIM EXPLORATION INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

(Unaudited)

Condensed Consolidated Balance Sheets of May 31, 2015 (Unaudited) and August 31, 2014

Condensed Consolidated Statements of Operations for the 3 and 9 months ended May 31, 2015 & 2014 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the 9 months ended May 31, 2015 & 2014 (Unaudited)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

AIM EXPLORATION INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	May 31, 2015	August 31, 2014
CURRENT ASSETS
Cash	$6,664	$1,862
Loans receivable	45,800	-
Deposits	16,334	25,505
Total Current Assets	68,798	27,367

Mineral property investment	326,969	326,969

TOTAL ASSETS	$395,767	$354,336

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$55,625	$26,232
Loans payable – related party	323,813	183,481
Convertible note – related party	49,529	-
Convertible note, net of unamortized discount	28,891	-
Derivative liability	69,969	-
Total Current Liabilities	527,827	209,713

Provisions	-	55,000

TOTAL LIABILITIES	527,827	264,713

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized
250,000,000 shares of common stock, $0.001 par value Issued and outstanding 89,100,000 shares (83,750,000 shares outstanding as at August 31, 2014)	89,100	83,750
1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (Nil as at August 31, 2014)	100	-
Additional paid in capital	582,024	313,254
Accumulated deficit	(803,284)	(307,381)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(132,060)	89,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$395,767	$354,336

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	9 months ended May 31, 2015	9 months ended May 31, 2014	3 months ended May 31, 2015	3 months ended May 31, 2014
REVENUE
Total Revenue	$0	$0	$0	$0
Gross Profit	0	0	0	0
MINERAL PROPERTY OPERATIONS
Acquisition	(37,556)	-	(37,556)	-
Exploration	12,349	23,134	1,950	6,354
Total Mineral Property Operations	(25,207)	23,134	(35,606)	6,354
EXPENSES
Accretion	34,089	-	11,342	-
Consulting fees	42,644	27,750	32,306	2,750
Filling fees	9,140	-	4,867	-
Finder’s fees	9,000	-	-	-
Management fees	18,000	-	18,000	-
Office & general	36,244	19,826	23,848	4,398
Loss on impairment	-	-	-	-
Professional fees	121,396	35,470	44,683	19,263
Public relations	179,599	-	46,467	-
Total Expenses	450,112	83,046	181,513	26,411
Net Loss	(424,905)	(106,180)	(145,907)	(32,765)

Interest expense	(12,268)	(4,730)	(8,444)	(1,895)
Finance costs	(67,135)	-	-	-
Change in fair value of derivative liability	8,405	-	1,167	-

Total Other Expense	(70,998)	(4,730)	(7,277)	(1,895)

Net Loss	$(495,903)	$(110,910)	$(153,184)	$(34,660)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	88,225,824	68,000,000	89,100,000	68,000,000
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	99,267	Nil	100,000	Nil

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 months ended May 31, 2015	9 months ended May 31, 2014

OPERATING ACTIVITIES
Net Loss	$(495,903)	$(110,910)
Accretion related to convertible note	34,089	-
Finance costs	67,135	-
Accrued interest on convertible note	10,306	-
Gain on derivative liability	(31,921)	-
Shares issued for services	193,000	-
Imputed Interest	-	4,730
Adjustments to reconcile Net Income (Loss) to net Cash used in operating activities:
Loans Receivable	(45,800)	-
Deposits	14,171	-
Provisions	(55,000)	-
Accounts Payable	19,393	20,245

NET CASH USED IN OPERATING ACTIVITIES	(290,530)	(85,935)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Convertible debt – related party	100,000	-
Convertible debt	45,000	-
Loans from related party	150,332	79,556
NET CASH PROVIDED BY FINANCING ACTIVITIES	295,332	79,556

NET INCREASE IN CASH	4,802	(6,379)

CASH, BEGINNING OF PERIOD	1,862	8,146

CASH, END OF PERIOD	$6,664	$1,767

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is an exploration stage company as defined by FASB ASC 915.  The Company was organized to engage in mineral exploration and has incurred losses totaling $803,284 since inception. The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.

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

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015 (unaudited)

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

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015 (unaudited)

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

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015 (unaudited)

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

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015 (unaudited)

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $459,029, an accumulated deficit of $803,284 and net loss from operations since inception of $803,284.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merging with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

The Company is funding its initial operations by way of issuing common shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 – MINERAL PROPERTY

Peruvian Mining Claims:
On June 23, 2014, Aim Exploration, Inc. entered into a Mining Concession Asset Acquisition Agreement (the “Agreement”) with Percana Mining Corp. (“Percana”). Pursuant to the Agreement, the Company acquired three separate mining concessions. Two of the concession titles are unencumbered and comprise 40% of the mining concessions. These two concessions are known as El Tunel Del Tiempo 1 code 11060780 and El Tunel Del Tiempo 2 code 11060781, and the registered ownership of these two concessions have been transferred to the Company. The third concession property known as Agujeros Negros MA-AG comprising the remaining 60% has not yet been transferred to the Company, however the

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015 (unaudited)

NOTE 4 – MINERAL PROPERTY (Continued)

Peruvian Mining Claims (Continued):
Company has entered into a Contract of Mining Assignment and Option to Purchase the concession for a five year term. This contract provides AIM with full rights and authorities over the concession. .

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

NOTE 5 – CONVERTIBLE NOTE

During the nine months ended May 31, 2015, the Company issued convertible notes with a principal balance of $92,250, with maturity dates of November 6, 2015, and an interest rate per annum of 8%. The principal is convertible into common shares of the Company at a conversion rate equal to 55% of the lowest trading price of the Company’s common stock for the fifteen prior trading days, as defined in the agreements.

The Company is accounting for the conversion feature as a separate derivative liability under ASC 815. As such, the Company will carry the conversion feature liability at fair value on the balance sheet. The Company determined the fair value of the conversion feature as at the date of issuance and also as at each period end. To determine the put and call values, the Company used the Black-Scholes option valuation model using the following inputs:

	May 31, 2015	May 31, 2014
Fair value of common stock	$0.42	–
Exercise price	$0.2310	–
Contractual term	1 year	–
Volatility	119.50%	–
Risk-free interest rate	0.12%	–

Volatility was determined using a peer group of public companies, and the Company used US treasuries with a similar contractual term to determine the risk-free interest rate.

On May 11, 2015, the Company exercised its option to redeem convertible notes with a principal balance of $47,250 within 180 days of their issuance, by opting to prepay the note at 150% of the principal amount plus accrued interest in the amount of $1,854. The Company recorded a loss on the repurchase of the convertible note in the amount of $20,664, which was credit to the additional paid in capital account.
.

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015 (unaudited)

NOTE 5 – CONVERTIBLE NOTE (CONTINUED)

During the period ended May 31, 2015, the Company recognized change in fair value of derivative liability of $674 related to the change in fair value of the conversion feature. The change in fair value of the conversion feature is being recorded through operating results.

When recording the conversion feature liability at during the year, the Company recognized a 100% debt discount on the convertible notes payable of $92,250 and finance costs expense of $67,135 from amortization of debt discounts and excess of derivative liability over the face value of the note. The debt discount is being accreted to finance costs using the straight-line method over the one-year contractual term of the debt. During the period ended May 31, 2015, the Company also recognized in the normal course accretion of $34,089.

On May 1, 2015, the Company issued $100,000 of convertible note payable with a related party. The note bears interest at 8% per annum and is due on May 1, 2016. The note has conversion rights that allow the holder of the note ta any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.135. A debt discount of $55,556 was determined to exist and was recorded at the time of issue.

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

During the period ended May 31, 2015, the Company issued 100,000 preferred shares to 1 shareholder at fair value of $18,000, a related party of the Company, in connection with services rendered.

NOTE 7 – LOAN PAYABLE - RELATED PARTIES

During the period ended May 31, 2015 and 2014, advances from a director of the Company were $Nil and $500, respectively.  The amounts are unsecured, non-interest bearing and are due on demand.

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015 (unaudited)

NOTE 7 – LOAN PAYABLE - RELATED PARTIES (Continued)

During the period ended May 31, 2015 and 2014, advances from related parties were $166,128 and $39,887, respectively, and amounts advanced to one related party were $25,500 and $Nil, respectively.  The amounts are unsecured, non-interest bearing and are due on demand.

NOTE 8 – SUBSEQUENT EVENTS

On August 7, 2015, the Company received a non-binding Letter of Intent to Purchase Anthracite Coal (the “LOI”) from Prina Energy Private Limited (“Prina”) in which Prina agrees to annually purchase 500,000 metric tons of anthracite coal from the Company. The Company notified Prina of its intent to accept the terms of the LOI on August 10, 2015. Coal delivered to Prina must meet certain specifications as provided by Prina and the Company must provide a two percent performance bond. The specific terms of the agreement between Prina and the Company, such as the price and contract period, are still being negotiated in good faith and will be memorialized in a separate, binding agreement between the parties.

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

Since our inception on February 18, 2010 to May 31, 2015, we have not yet earned any revenues.  As of May 31, 2015, we have an accumulated deficit of $803,284.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $495,903 for the nine months ended May 31, 2015 compared to our net loss of $110,910 for the nine months ended May 31, 2014.  The increase in net loss was mainly due to increased public relation, professional, finder’s fees, consulting and exploration fees as well as finance and interest costs related to the derivative liability component of the convertible notes issued during the period, offset by a gain realized on the repurchase of convertible notes.  Since February 18, 2010 (date of inception) to May 31, 2015, we have incurred a net loss of $803,284.

Expenses

Our total net loss for the nine months ended May 31, 2015 were $495,903 compared to $110,910, for the same period in 2014.  Our finder’s fee expense increased by $9,000 from $Nil for the nine months ended May 31, 2014. Office and general expenses increased by $16,417 from $19,826 for the nine months ended May 31, 2014 compared to $36,244 for the nine months ended May 31, 2015.  Our office and general expenses consist of management and consulting fees, bank charges, travel, meals and entertainment, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.  Our professional fees increased from $35,470 for the nine months ended May 31, 2014 to $121,396 for the nine months ended May 31, 2015. Public relation costs increased from $Nil for the nine months ended May 31, 2014 to $179,599 for the nine months ended May 31, 2015. Finance costs increased from $Nil for the nine months ended May 31, 2014 to $67,135 for the nine months ended May 31, 2015, and were related to the derivative liability component of the convertible notes issued during the period.

Liquidity and Capital Resources

As at May 31, 2015, our total assets were $395,767 compared to $354,336 in total assets at August 31, 2014.  As at May 31, 2015, our current liabilities were $527,827, which was comprised of accounts payable of $55,625, loans from related party of $323,813, convertible notes, net of unamortized discount of $28,891, convertible debt to a related party, net of unamortized discount, of $49,529, and a derivative liability of $69,969. Stockholders’ deficit was $132,060 as of May 31, 2015 compared to stockholders' equity of $89,623 as of August 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the nine months period ended May 31, 2015, net cash flows used in operating activities was $290,530, compared to $85,935 for the same period in 2014.  For the period from inception (February 18, 2010) to May 31, 2015, net cash from operating activities was $530,149.

Cash Flows from Financing Activities

We have financed our operations primarily from advancements, convertible notes or the issuance of equity.  For the nine month period ended May 31, 2015 net cash provided by financing activities was $295,332 compared to the nine month period ended in 2014, which was $79,556.  For the period from inception (February 18, 2010) to May 31, 2015, net cash provided by financing activities was $536,813 received from proceeds from issuance of common stock, convertible notes, convertible notes to a related party, and related party loans.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of December 15, 2015 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	December 16, 2015
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	December 16, 2015
Gregorio Formoso