Form 10-Q
period 2015-11-30
Aim Exploration Inc.
filed 2016-01-19
CIK 1545232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “ large accelerated filer ” , “ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐       Accelerated filer  ☐     Non-accelerated filer  ☐       Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☑

As of January 18, 2016 the registrant had 89,100,000 shares of common stock issued and outstanding and 100,000 shares of preferred stock issued and outstanding.

AIM EXPLORATION INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIM EXPLORATION INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

Condensed Consolidated Balance Sheets of November 30, 2015 (Unaudited) and August 31, 2015

Condensed Consolidated Statements of Operations for the 3 months ended November 30, 2015 & 2014 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the 3 months ended November 30, 2015 & 2014 (Unaudited)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

AIM EXPLORATION INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2015	August 31, 2015
ASSETS
CURRENT ASSETS
Cash	$2,722	$2,349
Loans receivable	45,800	45,800
Deposits	17,707	39,303
Total Current Assets	66,229	87,452

Mineral property investment	326,969	326,969

TOTAL ASSETS	$393,198	$414,421

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$217,112	$214,513
Loans payable – related party	455,733	478,453
Convertible note – related party	82,255	103,762
Convertible note, net of unamortized discount	166,463	70,936
Derivative liability	736,435	429,535
TOTAL LIABILITIES	1,657,998	1,297,199

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized
250,000,000 shares of common stock, $0.001 par value Issued and outstanding 89,100,000 shares (89,100,000 shares outstanding as at August 31, 2015)
1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (1,000,000 as at August 31, 2015)	89,200	89,200
Additional paid in capital	651,005	626,098
Accumulated deficit	(2,005,005)	(1,598,076)

TOTAL STOCKHOLDERS' DEFICIT	(1,264,800)	(882,778)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$393,198	$414,421

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	3 months ended November 30, 2015	3 months ended November 30, 2014
REVENUE
Total Revenue	$0	$0

Gross Profit	0	0

MINERAL PROPERTY OPERATIONS
Exploration	-	10,399
Total Mineral Property Operations	-	10,399

EXPENSES
Accretion	76,883	-
Consulting fees	46,937	-
Filling fees	1,890	562
Finder’s fees	-	9,000
Management fees	54,000	-
Office & general	7,768	1,311
Professional fees	29,678	20,923
Public relations	829	47,067

Total Expenses	217,985	78,863

Net Loss	(217,985)	(89,262)

Interest expense	(22,044)	(1,247)
Finance costs	(137,921)	(151,135)
Change in fair value of derivative liability	(28,979)	2,368

Total Other Expense	(188,944)	(150,014)

Net Loss	$(406,929)	$(239,276)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	89,100,000	86,477,473
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	100,000	97,802

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 months ended November 30, 2015	3 months ended November 30, 2014

OPERATING ACTIVITIES
Net Loss	$(406,929)	$(239,276)
Accretion related to convertible note	76,883	-
Finance costs and derivative expense	122,921	151,135
Accrued interest on convertible note	22,044	1,247
Change in fair value of derivative liability	28,979	-
Imputed Interest	-	(2,368)
Adjustments to reconcile Net Income (Loss) to net Cash used in operating activities:
Loans Receivable	-	(52,367)
Deposits	21,596	33,435
Provisions	-	(55,000)
Accounts Payable	2,599	69,306

NET CASH USED IN OPERATING ACTIVITIES	(131,907)	(93,888)

FINANCING ACTIVITIES
Convertible debt	155,000	92,250
Loans from (to) related party	(22,720)	5,463
NET CASH PROVIDED BY FINANCING ACTIVITIES	132,280	97,713

NET INCREASE IN CASH	373	3,825

CASH, BEGINNING OF PERIOD	2,349	1,862

CASH, END OF PERIOD	$2,722	$5,687

Supplemental Cash Flow and Non-Cash Investing and
Financing Activities Disclosure
Income Taxes paid	$-	$-
Interest paid	$4,888	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2015 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is an exploration stage company as defined by FASB ASC 915.  The Company was organized to engage in mineral exploration and has incurred losses totaling $2,005,005 since inception. The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at November 30, 2015 or 2014.

Advertising

Advertising costs are expensed as incurred.  As of November 30, 2015, no advertising costs have been incurred.

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

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2015 (unaudited)

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

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2015 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mineral Property Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has capitalized $326,969 of mineral property acquisition costs reflecting its investment in its properties.

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010. ASC 718-10-30-2 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through November 30, 2015.

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

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2015 (unaudited)

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $1,591,769 and an accumulated deficit of $2,005,005.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merging with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

The Company is funding its initial operations by way of issuing common shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2015 (unaudited)

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

NOTE 5 – CONVERTIBLE NOTE

During the three months ended November 30, 2015, the Company issued convertible notes with a principal balance of $155,000, with maturity dates ranging from February 29, 2016 to October 28, 2016, and an interest rate per annum ranging from 10% to 22%. The principal is convertible into common shares of the Company at a conversion rate equal to 50% - 60% of the lowest trading price of the Company’s common stock for the fifteen prior trading days, as defined in the agreements.

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

The Company is accounting for the conversion feature as a separate derivative liability under ASC 815. As such, the Company will carry the conversion feature liability at fair value on the balance sheet. The Company determined the fair value of the conversion feature as at the dates of issue and also as of the quarter ended November 30, 2015. To determine the put and call values, the Company used the Black-Scholes option valuation model using the following inputs:

	November 30, 2015	August 31, 2015
Fair value of common stock	$0.22 - $0.40	$0.21 - $0.42
Exercise price	$0.11 - $0.22	$0.1350 - $0.2585
Contractual term	6 months – 1 year	9 months – 1 year
Volatility	141.9% - 151.9%	119.50% - 143.10%
Risk-free interest rate	0.33% - 0.39%	0.12% - 0.41%

Volatility was determined using a peer group of public companies, and the Company used US treasuries with a similar contractual term to determine the risk-free interest rate.

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2015 (unaudited)

NOTE 5 – CONVERTIBLE NOTE (CONTINUED)

On May 11, 2015, the Company exercised its option to redeem convertible notes with a principal balance of $47,250 within 180 days of their issuance, by opting to prepay the note at 150% of the principal amount plus accrued interest in the amount of $1,853.The Company recorded a loss on the repurchase of the convertible note in the amount of $20,664, which was credited to the additional paid in capital account.

During the three months ended November 30, 2015, the Company recognized change in fair value of the derivative liability of $28,979 related to the change in fair value of the conversion feature. The change in fair value of the conversion feature was recorded through operating results.

When recording the conversion feature liability at during the year, the Company recognized a 100% debt discount on the convertible notes payable of $155,000 and finance costs expense of $137,921 from amortization of debt discounts and excess of derivative liability over the face value of the note. The debt discount is being accreted to finance costs using the straight-line method over the contractual term of the debt. During the period ended November 30, 2015, the Company also recognized in the normal course accretion expense of $76,883.

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

NOTE 6 – CAPITAL STOCK

The Company’s has authorized 250,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. At November 30, 2015, 89,100,000 shares of common stock were issued and outstanding, and 100,000 shares of preferred stock were issued and outstanding.

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

NOTE 7 – LOAN PAYABLE - RELATED PARTIES

During the period ended November 30, 2015 and 2014, advances from a director of the Company were $550 and $Nil, respectively.  The amounts are unsecured, non-interest bearing and are due on demand.

During the period ended November 30, 2015 and 2014, advances from related parties were $Nil and $29,963, respectively, and amounts advanced to one related party were $79,770 and $25,500, respectively.  The amounts are unsecured, non-interest bearing and are due on demand.

During the period ended November 30, 2015 and 2014, management fees totaling $54,000 and $Nil, respectively, were accrued as payable to two directors of the Company.

NOTE 8 – SUBSEQUENT EVENT

On October 28, 2015, the Company entered into a Strategic Consulting Agreement with Tangiers for strategic advising and consulting services. The Term is twelve months, although it may be terminated at any time. As consideration for providing consulting services, the Company shall pay Tangiers one hundred twenty thousand dollars ($120,000) in restricted shares of the Company’s common stock, payable in four equal installments of $30,000 per month each, due at ninety-day intervals. Additionally, the Company shall issue to Tangiers 500,000 five-year warrants with an exercise price of fifteen cents ($.15) a share and a cashless exercise option. The Company also granted Tangiers the option to purchase up to fifteen thousand (15,000) tons of coal per month (FOB) at a fifteen percent (15%) discount to market on a to be determined formula. The shares and warrants have not yet been issued by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for the Three months Ended November 30, 2015 Compared to the Same Period in 2014

No Revenues

Since our inception on February 18, 2010 to November 30, 2015, we have not yet earned any revenues.  As of November 30, 2015, we have an accumulated deficit of $2,005,005.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $406,929 for the three months ended November 30, 2015 compared to our net loss of $239,276 for the three months ended November 30, 2014.  The increase in net loss was mainly due to increased consulting fees, management fees, office expenses, professional fees as well as accretion, finance and interest costs related to the outstanding convertible notes.  Since February 18, 2010 (date of inception) to November 30, 2015, we have incurred a net loss of $2,005,005.

Expenses

Our total operating expenses for the three months ended November 30, 2015 were $406,929 compared to $239,276, for the same period in 2013.  Our consulting fees increased by $46,937 from $Nil to $46,937 for the three months ended November 30, 2015. Filing fees increased by $1,328 from $562 for the three months ended November 30, 2014 to $1,890 for the three months ended November 30, 2015. Finder’s fees decreased by $9,000 from $9,000 for the three months ended November 30, 2014 to $Nil for the three months ended November 30, 2015. Management fees increased by $54,000 from $Nil for the three months ended November 30, 2014 to $54,000 for the three months ended November 30, 2015. Office and general costs consisting of bank charges, travel, meals and entertainment, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies, increased by $6,457from $1,311 for the three months ended November 30, 2014 to $7,768 for the three months ended November 30, 2015. Professional fees increased by $8,755 from $20,923 for the three months ended November 30, 2014 to $29,678 for the three months ended November 30, 2015. Public relation costs decreased by $46,238 from $47,067 for the three months ended November 30, 2014 to $829 for the three months ended November 30, 2015.

In addition, we incurred costs related to the convertible notes issued and outstanding during the comparable periods. Interest expense relating to such notes increased by $20,797 from $1,247 for the three months ended November 30, 2014 to $22,004 for the three months ended November 30, 2015. Accretion increased by $76,883 from $Nil for the three months ended November 30, 2014 to $76,883 for the three months ended November 30, 2015. Finance costs decreased by $13,214 from $151,135 for the three months ended November 30, 2014 to $137,921 for the three months ended November 30, 2015. A change in the fair value of the derivative liability in the amount of $28,979 was recognized during the three months ended November 30, 2015 in comparison to a change of $2,368 during the three months ended November 30, 2014.

Liquidity and Capital Resources

Three Month Period Ended November 30, 2015

As at November 30, 2015, our total assets were $393,198 compared to $414,421 in total assets at August 31, 2015.  As at November 30, 2015, our current liabilities were $1,657,998, which was comprised of accounts payable of $217,112, loans from related party of $455,733, convertible notes due to related parties of $82,255, convertible notes, net of unamortized discount of $166,463 and  a derivative liability of $736,435.  Stockholders’ deficit was $1,264,800 as of November 30, 2015 compared to stockholders' deficit of $882,778 as of August 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the three months period ended November 30, 2015, net cash flows used in operating activities was $131,907, compared to $93,888 for the same period in 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements, convertible notes or the issuance of equity.  For the three months period ended November 30, 2015 net cash provided by financing activities was $132,280 compared to the three month period ended in 2014, which was $97,713.

Plan of Operation

Our plan of operation for the next twelve months is to grow our business through the exploration of our current properties and additional properties that we acquire.

Going Concern

Our independent auditors' review report accompanying our August 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of November 30, 2015, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting.

Our internal control over financial reporting is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted according principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of May 31, 2015, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of May 31, 2015, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Evaluation of disclosure controls and procedures.

As of November 30, 2015, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this quarterly report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not currently subject to any pending litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

During the three-month period ended November 30, 2015, the Company entered into the following transactions:

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

On October 28, 2015, the Company entered into a Strategic Consulting Agreement with Tangiers for strategic advising and consulting services. The Term is twelve months, although it may be terminated at any time. As consideration for providing consulting services, the Company shall pay Tangiers one hundred twenty thousand dollars ($120,000) in restricted shares of the Company’s common stock, payable in four equal installments of $30,000 per month each, due at ninety-day intervals. Additionally, the Company shall issue to Tangiers 500,000 five-year warrants with an exercise price of fifteen cents ($.15) a share and a cashless exercise option. The Company also granted Tangiers the option to purchase up to fifteen thousand (15,000) tons of coal per month (FOB) at a fifteen percent (15%) discount to market on a to be determined formula.

On that same date, the Company entered into an Investment Agreement and Registration Rights Agreement with Tangiers (the “Investment Agreement”) through which the Company has agreed to issue and sell to Tangiers an indeterminate number of shares of the Company’s common stock, par value of $.001 per share, up to an aggregate purchase price of five million dollars ($5,000,000). The Company is obligated to register these shares to be sold under the Investment Agreement on Form S-1.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

On January 18, 2015, the Company entered into a Convertible Promissory Note in the amount of $9,334.00 in favor or its legal counsel for legal fees owed. The Note bears interest at the rate of 10% of the amount of the Note. All interest and principal must be repaid six months after the Effective Date. The Note is convertible into common stock, at the noteholder’s option, at the rate of 90% of the volume weighted average price of such common stock (representing a 10% discount) during the three trading days immediately preceding the conversion.

ITEM 6.  EXHIBITS

Exhibits

Exhibit Number	Exhibit Description
10.1	Consulting Agreement with Tangiers Investment Group, LLC dated October 28, 2015
10.2	Investment Agreement with Tangiers Investment Group, LLC dated October 28, 2015
10.3	Registration Rights Agreement with Tangiers Investment Group, LLC dated October 28, 2016
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	January 19, 2016
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	January 19, 2016
Gregorio Formoso