Form 10-Q
period 2016-02-29
Aim Exploration Inc.
filed 2016-04-21
CIK 1545232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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
Yes  ☐      No ☑

As of April 18, 2016 the registrant had 126,126,678 shares of common stock issued and outstanding and 100,000 shares of preferred stock issued and outstanding.

AIM EXPLORATION INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIM EXPLORATION INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

Condensed Consolidated Balance Sheets of February 29, 2016 (Unaudited) and August 31, 2015 (Amended)

Condensed Consolidated Statements of Operations for the 3 and 6 months ended February 29, 2016 & 2015 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the 6 months ended February 29, 2016 & 2015 (Unaudited)

Notes to the Condensed Consolidated Financial Statements (Amended) (Unaudited)

AIM EXPLORATION INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	February 29, 2016	August 31, 2015
		(Restated)
CURRENT ASSETS
Cash	$–	$2,349
Loans receivable	45,800	45,800
Deposits	41,492	39,303
Total Current Assets	87,292	87,452

Mineral property investment	326,969	326,969

TOTAL ASSETS	$414,261	$414,421

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Bank overdraft	$2	$–
Accounts payable and accrued liabilities	283,986	214,513
Loans payable – related party	481,359	478,453
Convertible note – related party, net	158,441	103,762
Convertible note, net of unamortized discount	254,948	86,707
Derivative liability	729,853	571,687
TOTAL LIABILITIES	1,908,589	1,455,122

STOCKHOLDERS' DEFICIT
Capital Stock Authorized 250,000,000 shares of common stock, $0.001 par value Issued and outstanding 126,126,678 shares (89,100,000 shares outstanding as at August 31, 2015) 1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (1,000,000 as at August 31, 2015)	126,227	89,200
Additional paid in capital	752,014	626,098
Accumulated deficit	(2,372,569)	(1,755,999)

TOTAL STOCKHOLDERS' DEFICIT	(1,494,328)	(1,040,701)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$414,261	$414,421

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	6 months ended February 29, 2016	6 months ended February 28, 2015	3 months ended February 29, 2016	3 months ended February 28, 2015
REVENUE
Total Revenue	$-	$-	$-	$-
Gross Profit	-	-	-	-
MINERAL PROPERTY OPERATIONS
Acquisition	-	-	-	-
Exploration	-	10,399	-	-
Total Mineral Property Operations	-	10,399	-	-

EXPENSES
Consulting fees	59,037	10,338	12,100	10,338
Filling fees	7,950	4,273	6,060	3,711
Finder’s fees	15,000	9,000	15,000	-
Management fees	108,000	-	54,000	-
Office & general	19,575	12,396	11,807	11,084
Professional fees	94,074	76,713	64,396	55,790
Public relations	15,406	133,132	14,577	86,065
Total Expenses	319,042	245,852	177,940	189,735

Loss from operations	(319,042)	(256,251)	(177,940)	(189,735)
Accretion	(324,356)	(22,747)	(227,911)	(22,747)
Interest expense	(30,007)	(5,923)	(4,318)	(4,676)
Finance costs	(172,601)	(151,135)	(34,680)	-
Gain (loss) on derivative liability	229,436	6,660	253,692	4,292

Total Other Expense	(297,528)	(173,145)	(13,217)	(384)

Net Loss	$(616,570)	$(429,396)	$(191,157)	$(190,119)
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.01	$0.00	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	92,506,546	87,781,492	95,913,092	89,100,000
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	100,000	98,895	100,000	100,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 months ended February 29, 2016	6 months ended February 29, 2015

OPERATING ACTIVITIES
Net Loss	$(616,570)	$(429,396)
Adjustments to reconcile net loss to cash flows used in operating activities: Accretion related to convertible note	324,356	22,747
Finance costs and derivative expense	202,609	151,135
Accrued interest on convertible note	-	5,923
Change in fair value of derivative liability	(229,436)	(6,660)
Shares issued for services	31,500	180,100
Cash used in operating activities:
Loans Receivable	-	(58,367)
Deposits	(2,189)	(29,538)
Provisions	-	(55,000)
Accounts Payable	69,473	51,377

NET CASH USED IN OPERATING ACTIVITIES	(220,257)	(167,679)

FINANCING ACTIVITIES
Convertible debt	215,000	92,250
Loans from related party	2,906	132,757
NET CASH PROVIDED BY FINANCING ACTIVITIES	217,906	225,007

NET (DECREASE) INCREASE IN CASH	(2,351)	57,328

CASH, BEGINNING OF PERIOD	2,349	1,862

CASH, END OF PERIOD	$(2)	$59,190

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2016 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is an exploration stage company as defined by FASB ASC 915.  The Company was organized to engage in mineral exploration and has incurred losses totaling $2,612,503 since inception. The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at February 29, 2016 and 2015.

Advertising

Advertising costs are expensed as incurred.  As of February 29, 2016, no advertising costs have been incurred.

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
February 29, 2016 (unaudited)

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
February 29, 2016 (unaudited)

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

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010. ASC 718-10-30-2 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through February 29, 2016.

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

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2016 (unaudited)

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
February 29, 2016 (unaudited)

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital deficit of $1,821,297, an accumulated deficit of $2,372,569 and net loss from operations since inception of $2,372,569.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merging with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2016 (unaudited)

NOTE 4 – MINERAL PROPERTY (Continued)

Peruvian Mining Claims (Continued):

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

NOTE 5 – CONVERTIBLE NOTE

During the six months ended February 29, 2016, the Company issued convertible notes with a principal balance of $215,000, with maturity dates ranging from February 29, 2016 to January 12, 2017, and an interest rate per annum ranging from 10% to 22%. The principal is convertible into common shares of the Company at a conversion rate equal to 50% - 60% of the lowest trading price of the Company’s common stock for the fifteen prior trading days, as defined in the agreements.

During the six months ended February 29, 2016, 36,676,678 common shares were issued in relation to conversion options exercised during the period. Of these common shares, $112,449 related to principal of the convertible notes, $7,895 to accrued interest, and $11,100 to fees.

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

The Company is accounting for the conversion feature as a separate derivative liability under ASC 815. As such, the Company will carry the conversion feature liability at fair value on the balance sheet. The Company determined the fair value of the conversion feature as at the dates of issue and also as of the quarter ended February 29, 2016. To determine the put and call values, the Company used the Black-Scholes option valuation model using the following inputs:

	February 29, 2016	August 31, 2015
Fair value of common stock	$0.09 - $0.40	$0.21 - $0.42
Exercise price	$0.04 - $0.22	$0.1350 - $0.2585
Contractual term	6 months – 1 year	9 months – 1 year
Volatility	141.9% - 163.6%	119.50% - 143.10%
Risk-free interest rate	0.33% - 0.69%	0.12% - 0.41%

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2016 (unaudited)

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

During the six months ended February 29, 2016, the Company recognized change in fair value of the derivative liability of $229,436 related to the change in fair value of the conversion feature. The change in fair value of the conversion feature was recorded through operating results.

When recording the conversion feature liability during the period, the Company recognized a 100% debt discount on the convertible notes payable of $215,000 and finance costs expense of $172,601 from amortization of debt discounts and excess of derivative liability over the face value of the note. The debt discount is being accreted to finance costs using the straight-line method over the contractual term of the debt. During the period ended February 29, 2016, the Company also recognized in the normal course accretion expense of $324,356.

NOTE 6 – CAPITAL STOCK

The Company’s has authorized 250,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. At February 29, 2016, 126,126,678 shares of common stock were issued and outstanding, and 100,000 shares of preferred stock were issued and outstanding.

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

During the period ended February 29, 2016, the Company issued 36,676,678 common shares pursuant to the exercise of the option attached to outstanding convertible notes. (Note 5)

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2016 (unaudited)

NOTE 7 – LOAN PAYABLE - RELATED PARTIES

During the period ended February 29, 2016 and 2015, advances from a director of the Company were $550 and $Nil, respectively.  The amounts are unsecured, non-interest bearing and are due on demand.

During the period ended February 29, 2016 and 2015, advances from related parties were $5,190 and $148,257, respectively, and amounts advanced to one related party were $110,834 and $25,500, respectively.  The amounts are unsecured, non-interest bearing and are due on demand.

During the period ended February 29, 2016 and 2015, management fees totaling $108,000 and $Nil, respectively, were accrued as payable to two directors of the Company

NOTE 8 – RESTATEMENTS

During the period ended February 29, 2016, accounting errors were discovered that required a restatement of amounts previously reported, related to loan payable that was issued against a finder's fee incurred. The loan payable was amended, and the terms revised to a convertible note payable. The loan payable and its subsequent amendment to a convertible note payable were not reported during the year ended August 31, 2015. This error resulted in changes to the convertible note, derivative liability, accretion expense, finder's fee expense, interest expense, finance costs, and the change in fair value of derivative liability. As a result of correcting these errors, our net loss increased by $157,923 for the year ended August 31, 2015, and $18,484 for the three months ended November 30, 2015.

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2016 (unaudited)

NOTE 8 – RESTATEMENTS – CONTINUED

BALANCE SHEET

August 31, 2015
ASSETS	Originally Stated	Adjustments	Note	Restated
CURRENT ASSETS
Cash	$2,349			$2,349
Loans receivable	45,800			45,800
Deposits	39,303			39,303
Total Current Assets	87,452			87,452
Mineral property investment	326,969			326,969
TOTAL ASSETS	$414,421			$414,421

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$214,513			$214,513
Loans payable – related party	478,453			478,453
Convertible note – related party	103,762			103,762
Convertible note, net of unamortized discount	70,936	13,328 + 2,443	b	86,707
Derivative liability	429,535	146,204 – 4,052	a, c	571,687
TOTAL LIABILITIES	1,297,199	157,923		1,455,122

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock Authorized 250,000,000 shares of common stock, $0.001 par value Issued and outstanding 126,126,678 shares (89,100,000 shares outstanding as at August 31, 2015) 1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (1,000,000 as at August 31, 2015)	89,200			89,200
Additional paid in capital	626,098			626,098
Accumulated deficit	(1,598,076)	(157,923)		(1,755,999)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(882,778)	(157,923)		(1,040,701)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$414,421			$414,421

Notes:

a.	Record issuance of convertible note
b.	Record accretion and accrue interest
c.	Mark-to market convertible note

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2016 (unaudited)

NOTE 8 – RESTATEMENTS – CONTINUED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

August 31, 2015
	Originally Stated	Adjustments	Note	Restated

REVENUE
Total Revenue	$0			$0
Gross Profit	0			0
MINERAL PROPERTY OPERATIONS
Acquisition expenses	(37,556)			(37,556)
Exploration expenses	15,713			15,713
Total Mineral Property Operations	(21,843)			(21,843)

EXPENSES
Accretion	72,001	13,328	b	85,329
Consulting fees	128,451			128,451
Filling fees	15,923			15,923
Finder’s fees	34,925	78,678	a	113,603
Management fees	241,500			241,500
Office & general	70,806			70,806
Professional fees	306,925			306,925
Public relations	180,452			180,452
Total Expenses	1,050,983	92,006		1,050,983

Net Loss	(1,029,140)			(1,029,140)

Interest expense	(46,669)	(2,443)	b	(49,112)
Finance costs	(238,472)	(67,526)	a	(305,998)
Change in fair value of derivative liability	12,301	4,052	c	16,353
Write-down of accounts payable	11,285			11,285

Total Other Expense	(261,555)	(65,917)		(327,472)

Net Loss	$(1,290,695)	$(157,923)		$(1,448,618)
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.01			$0.01
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	88,446,164			88,446,164
BASIC AND DILUTED LOSS PER PREFERRED SHARE	$0.00			$0.00
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	99,452			99,452

Notes:

a.	Record issuance of convertible note
b.	Record accretion and accrue interest
c.	Mark-to market convertible note

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2016 (unaudited)

NOTE 8 – RESTATEMENTS – CONTINUED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock
	Number of shares	Amount	Number of shares	Amount	Additional Paid-in Capital	Share Subscriptions Receivable	Accumulated Deficit Originally Stated	Adjustments	Notes	Total
		$		$	$	$	$	$		$
Balance at inception – February 18, 2010 Founders shares, issued for cash	- 10,000,000	- 10,000	- -	- -	- -	- (10,000)	- -			- -
Net Loss to August 31, 2010	-	-	-	-	-	-	(29,400)			(29,400)
Balance, August 31, 2010	10,000,000	10,000	-	-	-	(10,000)	(29,400)			(29,400)
Subscription Received Common stock issued for cash Net loss for the year ended August 31, 2011	- 40,000,000 -	- 40,000 -	- - -	- - -	- - -	10,000 - -	- - (18,939)			10,000 40,000 (18,939)
Balance, August 31, 2011	50,000,000	50,000	-		-	-	(48,339)			1,661
Net loss to August 31, 2012	–	–	–	–	-	-	(28,109)			(28,109)
Balance, August 31, 2012	50,000,000	50,000	-	-	-	-	(76,448)			(26,448)
Sale of common stock 18,000,000 common shares at $0.001 par value	18,000,000	18,000	-	-	-	-	-			18,000
Imputed Interest	-	-	-	-	2,035	-	-			2,035
Net loss for the year ended August 31, 2013	-	-	-	-	-	-	(47,901)			(47,901)
Balance, August 31, 2013	68,000,000	68,000	-	-	2,035	-	(124,349)			(54,314)
15,750,000 common shares at $0.001 par value	15,750,000	15,750	-	-	311,219	-	-			326,969
Net loss for the year ended August 31, 2014	-	-	-	-	-	-	(183,032)			(183,032)
Balance, August 31, 2014	83,750,000	83,750	-	-	313,254	-	(307,381)			89,623
Shares issued for services	350,000	350	1,000,000	100	192,550	-	-			193,000
Shares issued in deposit	5,000,000	5,000	-	-	-	-	-			5,000
Convertible debt discount	-	-	-	-	99,630	-	-			99,630
Gain on repurchase of convertible note	-	-	-	-	20,664	-	-			20,664
Net loss for the year ended August 31, 2015	-	-	-	-	-	-	(1,290,695)	(157,923)	a	(1,448,618)
Balance, August 31, 2015	89,100,000	89,100	1,000,000	100	626,098	-	(1,598,076)	(157,923)		(1,755,999)

Notes:

a.	Record issuance of convertible note

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2016 (unaudited)

NOTE 8 – RESTATEMENTS – CONTINUED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

August 31, 2015
	Originally Stated	Adjustments	Note	Restated

OPERATING ACTIVITIES
Net Loss	$(1,290,695)	$(157,923)	a, b, c	$(1,290,695)
Accretion related to convertible note	72,001	13,328	b	72,001
Debt discount related to convertible note	(35,478)			(35,478)
Finance costs	238,472	67,526	a	238,472
Accrued interest on convertible note	11,544	2,443	b	11,544
Loss on derivative liability	(12,301)	(4,052)	c	(12,301)
Loss on repurchase of convertible note	20,664			20,664
Shares issued for services	193,000			193,000
Write-down of accounts payable	(11,285)			(11,285)
Adjustments to reconcile Net Income (Loss) to net Cash used in operating activities:
Loans Receivable	(45,800)			(45,800)
Deposits	(8,798)			(8,798)
Provisions	(55,000)			(55,000)
Accounts Payable	189,566			189,566

NET CASH USED IN OPERATING ACTIVITIES	(734,110)	(78,678)		(734,110)

FINANCING ACTIVITIES
Convertible debt – related party	170,000			170,000
Convertible debt	306,875	78,678	a	306,875
Payments on convertible notes	(47,250)			(47,250)
Loans from related party	304,972			304,972
NET CASH PROVIDED BY FINANCING ACTIVITIES	734,597	78,678		734,597

NET INCREASE IN CASH	487			487

CASH, BEGINNING OF PERIOD	1,862			1,862

CASH, END OF PERIOD	$2,349			$2,349

Notes:

a.	Record issuance of convertible note
b.	Record accretion and accrue interest
c.	Mark-to market convertible note

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2016 (unaudited)

NOTE 8 – RESTATEMENTS – CONTINUED

BALANCE SHEET

November 30, 2015
ASSETS	Originally Stated	Adjustments	Note	Restated
CURRENT ASSETS
Cash	$2,722			$2,349
Loans receivable	45,800			45,800
Deposits	17,707			39,303
Total Current Assets	66,229			87,452
Mineral property investment	326,969			326,969
TOTAL ASSETS	$393,198			$414,421

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$217,112			$214,513
Loans payable – related party	455,733			478,453
Convertible note – related party	82,255			103,762
Convertible note, net of unamortized discount	166,463	13,328 + 2,443 + 19,562 + 3,645	b	205,441
Derivative liability	736,435	146,204 – 4,052 – 4,723	a, c	873,864
TOTAL LIABILITIES	1,657,998	176,407		1,834,405

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock Authorized 250,000,000 shares of common stock, $0.001 par value Issued and outstanding 126,126,678 shares (89,100,000 shares outstanding as at August 31, 2015) 1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (1,000,000 as at August 31, 2015)	89,200			89,200
Additional paid in capital	651,005			626,098
Accumulated deficit	(2,005,005)	(176,407)	a, b, c	(2,181,412)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,264,800)	(176,407)		(1,441,207)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$393,198			$393,198

Notes:

a.	Record issuance of convertible note
b.	Record accretion and accrue interest
c.	Mark-to market convertible note

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2016 (unaudited)

NOTE 8 – RESTATEMENTS – CONTINUED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

November 30, 2015
	Originally Stated	Adjustments	Note	Restated

REVENUE
Total Revenue	$-			$-
Gross Profit	-			-
MINERAL PROPERTY OPERATIONS
Acquisition expenses	-			-
Exploration expenses	-			-
Total Mineral Property Operations	-			-

EXPENSES
Accretion	76,883	19,562	b	96,445
Consulting fees	46,937			46,937
Filling fees	1,890			1,890
Finder’s fees	-			-
Management fees	54,000			54,000
Office & general	7,768			7,768
Loss on impairment	-			-
Professional fees	29,678			29,678
Public relations	829			829
Total Expenses	217,985	19,562		237,547

Net Loss	(217,985)			(237,547)

Interest expense	(22,044)	(3,645)	b	(25,689)
Finance costs	(137,921)			(137,921)
Change in fair value of derivative liability	(28,979)	4,723	c	(24,256)

Total Other Expense	(188,944)	1,078		(187,866)

Net Loss	$(406,929)	$(18,484)		$(425,413)
BASIC AND DILUTED LOSS PER COMMON SHARE	$0.01			$0.01
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	88,446,164			88,446,164
BASIC AND DILUTED LOSS PER PREFERRED SHARE	$0.00			$0.00
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	99,452			99,452

Notes:

b.	Record accretion and accrue interest
c.	Mark-to market convertible note

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2016 (unaudited)

NOTE 8 – RESTATEMENTS – CONTINUED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

November 30, 2015
	Originally Stated	Adjustments	Note	Restated

OPERATING ACTIVITIES
Net Loss	$(406,929)	$(18,484)	a, b, c	$(406,929)
Accretion related to convertible note	76,883	19,562	b	76,883
Finance costs and derivative expense	122,921			122,921
Accrued interest on convertible note	22,044	3,645	b	22,044
Change in fair value of derivative liability	28,979	(4,723)	c	28,979
Adjustments to reconcile Net Income (Loss) to net Cash used in operating activities:
Deposits	21,596			21,596
Accounts Payable	2,599			2,599

NET CASH USED IN OPERATING ACTIVITIES	(131,907)			(131,907)

FINANCING ACTIVITIES
Convertible debt	155,000			155,000
Loans from related party	(22,720)			(22,720)
NET CASH PROVIDED BY FINANCING ACTIVITIES	132,280			132,280

NET INCREASE IN CASH	373			373

CASH, BEGINNING OF PERIOD	2,349			2,349

CASH, END OF PERIOD	$2,722			$2,722

Notes:

a.	Record issuance of convertible note
b.	Record accretion and accrue interest
c.	Mark-to market convertible note

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

Results of Operations for the Six months Ended February 29, 2016 Compared to the Same Period in 2015

No Revenues

Since our inception on February 18, 2010 to February 29, 2016, we have not yet earned any revenues.  As of February 29, 2016, we have an accumulated deficit of $2,372,569.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $616,570 for the six months ended February 29, 2016 compared to our net loss of $429,396 for the six months ended February 28, 2015.  The increase in net loss was mainly due to increased consulting fees, management fees, office expenses, professional fees as well as accretion, finance and interest costs related to the outstanding convertible notes.  Since February 18, 2010 (date of inception) to February 29, 2016, we have incurred a net loss of $2,372,569.

Expenses

Our total operating expenses for the six months ended February 29, 2016 were $616,570 compared to $429,396, for the same period in 2015.  Our consulting fees increased by $48,699 from $10,338 to $59,037 for the six months ended February 29, 2016. Filing fees increased by $3,677 from $4,273 for the six months ended February 28, 2015 to $7,950 for the six months ended February 29, 2016. Finder’s fees increased by $6,000 from $9,000 for the six months ended February 28, 2015 to $15,000 for the six months ended February 29, 2016. Management fees increased by $108,000 from $Nil for the six months ended February 28, 2015 to $108,000 for the six months ended February 29, 2016. Office and general costs consisting of bank charges, travel, meals and entertainment, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies, increased by $7,179 from $12,396 for the six months ended February 28, 2015 to $19,575 for the six months ended February 29, 2016. Professional fees increased by $17,361 from $76,713 for the six months ended February 28, 2015 to $94,074 for the six months ended February 29, 2016. Public relation costs decreased by $117,726 from $47,067 for the six months ended February 28, 2015 to $15,406 for the six months ended February 29, 2016.

In addition, we incurred costs related to the convertible notes issued and outstanding during the comparable periods. Interest expense relating to such notes increased by $24,084 from $5,923 for the six months ended February 28, 2015 to $30,007 for the six months ended February 29, 2016. Accretion increased by $301,609 from $22,747 for the six months ended February 28, 2015 to $324,356 for the six months ended February 29, 2016. Finance costs increased by $21,466 from $151,135 for the six months February 28, 2015 to $172,601 for the six months ended February 29, 2016. A change in the fair value of the derivative liability in the amount of $229,436 was recognized during the six months ended February 29, 2016 in comparison to a change of $6,660 during the six months ended February 28, 2015.

Liquidity and Capital Resources

Six Month Period Ended February 29, 2016

As at February 29, 2016, our total assets were $414,261 compared to $414,421 in total assets at August 31, 2015.  As at February 29, 2016, our current liabilities were $1,908,589, which was comprised of bank overdraft of $2, accounts payable of $283,986, loans from related party of $481,359, convertible notes due to related parties of $158,441, convertible notes, net of unamortized discount of $254,948 and  a derivative liability of $729,853.  Stockholders’ deficit was $1,494,328 as of February 29, 2016 compared to stockholders' deficit of $1,040,701 as of August 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the six months period ended February 29, 2016, net cash flows used in operating activities was $220,257, compared to $167,679 for the same period in 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements, convertible notes or the issuance of equity.  For the six months period ended February 29, 2016 net cash provided by financing activities was $217,906 compared to the six month period ended in 2015, which was $225,007.

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

Off-Balance Sheet Arrangements

As of February 29, 2016, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of February 29, 2016, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of February 29, 2016, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of February 29, 2016, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this quarterly report applicable for the period covered by this report.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

During the six-month period ended February 29, 2016, the Company entered into the following transactions:

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

On January 12, 2016, the Company issued to Yoshar Trading, LLC a convertible promissory note in the principal amount of $30,000, in connection with a Securities Purchase Agreement entered into by the parties on January 12, 2016. The note accrues interest at a rate of 10% per annum, with a maturity date of January 12, 2017. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 55% of the lowest trading price of the common stock during the 20 trading days prior to issuing a notice of conversion to the Company.

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	April 21, 2016
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	April 21, 2016
Gregorio Formoso