Form 10-Q
period 2016-05-31
Aim Exploration Inc.
filed 2016-07-20
CIK 1545232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-182071

AIM EXPLORATION INC.
(Name of Small Business Issuer in its charter)

Nevada	67-0682135
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

170 S Green Valley Pkwy, Suite 300 Henderson, Nevada	89012
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐      No ☑

As of July 19, 2016 the registrant had 16,399,876 shares of common stock issued and outstanding and 100,000 shares of preferred stock issued and outstanding.

AIM EXPLORATION INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2016

(Unaudited)

Condensed Consolidated Balance Sheets of May 31, 2016 (Unaudited) and August 31, 2015 (Amended)

Condensed Consolidated Statements of Operations for the 3 and 9 months ended May 31, 2016 & 2015 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the 9 months ended May 31, 2016 & 2015 (Unaudited)

Notes to the Condensed Consolidated Financial Statements (Amended) (Unaudited)

AIM EXPLORATION INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	May 31, 2016	August 31, 2015
		(Restated)
CURRENT ASSETS
Cash	$1,036	$2,349
Loans receivable	45,800	45,800
Deposits	22,239	39,303
Total Current Assets	69,075	87,452

Mineral property investment	342,656	326,969

TOTAL ASSETS	$411,731	$414,421

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$295,506	$214,513
Loans payable – related party	568,248	478,453
Convertible note – related party, net	186,514	103,762
Convertible note, net	366,480	86,707
Derivative liability	771,381	571,687
TOTAL LIABILITIES	2,188,129	1,455,122

STOCKHOLDERS' DEFICIT
Capital Stock Authorized 250,000,000 shares of common stock, $0.001 par value Issued and outstanding 16,399,876 shares (356,400 shares outstanding as at August 31, 2015) (Note 6) 1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (100,000 as at August 31, 2015)	142,122	89,200
Additional paid in capital	756,806	626,098
Accumulated deficit	(2,675,326)	(1,755,999)

TOTAL STOCKHOLDERS' DEFICIT	(1,776,398)	(1,040,701)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$411,731	$414,421

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	9 months ended May 31, 2016	9 months ended May 31, 2015	3 months ended May 31, 2016	3 months ended May 31, 2015
REVENUE
Total Revenue	$-	$-	$-	$-

Gross Profit	-	-	-	-

MINERAL PROPERTY OPERATIONS
Acquisition	-	(37,556)	-	(37,556)
Exploration	-	12,349	-	1,950
Total Mineral Property Operations	-	(25,207)	-	(35,606)

EXPENSES
Consulting fees	64,437	42,644	5,400	32,306
Filling fees	9,835	9,140	1,885	4,867
Finder’s fees	15,000	9,000	-	-
Management fees	162,000	18,000	54,000	18,000
Office & general	40,509	36,244	20,934	23,848
Professional fees	105,016	121,396	10,942	44,683
Public relations	38,868	179,599	23,462	46,467

Total Expenses	435,665	416,023	116,623	170,171

Net Loss	(435,665)	(390,816)	(116,623)	(134,565)

Accretion	(452,826)	(34,089)	(128,470)	(11,342)
Interest expense	(46,143)	(12,268)	(16,136)	(8,444)
Finance costs	(172,601)	(67,135)	-	-
Gain (loss) on derivative liability	187,908	8,405	(41,528)	1,167

Total Other Expense	(483,662)	(105,087)	(186,134)	(18,619)

Net Loss	$(919,327)	$(495,903)	$(302,757)	$(153,184)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.37)	$(0.01)	$(0.04)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 6)	2,481,750	88,225,824	6,728,673	89,100,000
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	100,000	99,267	100,000	100,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 months ended May 31, 2016	9 months ended May 31, 2015

OPERATING ACTIVITIES
Net Loss	$(919,327)	$(495,903)
Accretion related to convertible note	452,826	34,089
Finance costs and derivative expense	218,744	67,135
Accrued interest on convertible note	-	10,306
Change in fair value of derivative liability	(187,908)	(31,921)
Shares issued for services	31,500	193,000
Adjustments to reconcile Net Loss to netCash used in operating activities:
Loans Receivable	-	(45,800)
Deposits	17,064	14,171
Provisions	-	(55,000)
Accounts Payable	80,993	19,393

NET CASH USED IN OPERATING ACTIVITIES	(306,108)	(290,530)

FINANCING ACTIVITIES
Convertible debt – related party	-	100,000
Convertible debt	215,000	45,000
Loans from related party	89,795	150,332
NET CASH PROVIDED BY FINANCING ACTIVITIES	304,795	295,332

NET (DECREASE) INCREASE IN CASH	(1,313)	4,802

CASH, BEGINNING OF PERIOD	2,349	1,862

CASH, END OF PERIOD	$1,036	$6,664
NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is an exploration stage company as defined by FASB ASC 915. The Company was organized to engage in mineral exploration and has incurred losses totaling $2,675,326 since inception. The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at May 31, 2016 and 2015.

Advertising
Advertising costs are expensed as incurred. As of May 31, 2016, no advertising costs have been incurred.

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
May 31, 2016 (unaudited)

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
May 31, 2016 (unaudited)

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

Stock-based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010. ASC 718-10-30-2 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through May 31, 2016.

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
May 31, 2016 (unaudited)

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
May 31, 2016 (unaudited)

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $2,119,054, an accumulated deficit of $2,675,326 and net loss from operations since inception of $2,675,326. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merging with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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
May 31, 2016 (unaudited)

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

NOTE 5 – CONVERTIBLE NOTE

During the nine months ended May 31, 2016, the Company issued convertible notes with a principal balance of $215,000, with maturity dates ranging from February 29, 2016 to January 12, 2017, and an interest rate per annum ranging from 10% to 22%. The principal is convertible into common shares of the Company at a conversion rate equal to 50% - 60% of the lowest trading price of the Company’s common stock for the fifteen prior trading days, as defined in the agreements.

During the nine months ended May 31, 2016, 355,039 common shares were issued in relation to conversion options exercised during the period. Of these common shares, $117,449 related to principal of the convertible notes, $7,895 to accrued interest, and $11,100 to fees.

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

The Company is accounting for the conversion feature as a separate derivative liability under ASC 815. As such, the Company will carry the conversion feature liability at fair value on the balance sheet. The Company determined the fair value of the conversion feature as at the dates of issue and also as of the period ended May 31, 2016. To determine the put and call values, the Company used the Black-Scholes option valuation model using the following inputs:

	May 31, 2016	August 31, 2015
Fair value of common stock	$0.08	$0.21 - $0.42
Exercise price	$0.04	$0.1350 - $0.2585
Contractual term	0.10 year – 0.62 year	9 months – 1 year
Volatility	682.3%	119.50% - 143.10%
Risk-free interest rate	0.68%	0.12% - 0.41%

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2016 (unaudited)

NOTE 5 – CONVERTIBLE NOTE (CONTINUED)

Volatility was determined using a peer group of public companies, and the Company used US treasuries with a similar contractual term to determine the risk-free interest rate.

On May 11, 2015, the Company exercised its option to redeem convertible notes with a principal balance of $47,250 within 180 days of their issuance, by opting to prepay the note at 150% of the principal amount plus accrued interest in the amount of $1,853. The Company recorded a loss on the repurchase of the convertible note in the amount of $20,664, which was credited to the additional paid in capital account.

During the nine months ended May 31, 2016, the Company recognized change in fair value of the derivative liability of $187,908 related to the change in fair value of the conversion feature. The change in fair value of the conversion feature was recorded through operating results.

When recording the conversion feature liability during the period, the Company recognized a 100% debt discount on the convertible notes payable of $215,000 and finance costs expense of $172,601 from amortization of debt discounts and excess of derivative liability over the face value of the note. The debt discount is being accreted to finance costs using the straight-line method over the contractual term of the debt. During the period ended May 31, 2016, the Company also recognized in the normal course accretion expense of $452,826.

NOTE 6 – CAPITAL STOCK

On April 25, 2016, the Company consolidated its share capital on a 250:1 basis. All common shares and per share amounts have been restated to reflect this share consolidation.

The Company has authorized 250,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

At May 31, 2016, 16,399,876 shares of common stock were issued and outstanding, and 100,000 shares of preferred stock were issued and outstanding.

In July 2014, the Company issued 63,000 common shares in connection with the acquisition of certain mining property to Percana. As a result of the share consolidation on April 25, 2016, the Company issued an additional 15,687,000 common shares to Percana on April 25, 2016, to bring their holdings up to their original position of 15,750,000 common shares. (Note 4)

During the year ended August 31, 2015, the Company issued 20,000 shares to 1 shareholder in connection with an asset acquisition agreement at fair value of $5,000. The Company also issued 1,400 common shares to 1 shareholder in connection with a six-month investor relations campaign at fair value of $175,000.

During the period ended May 31, 2016, the Company issued 355,039 common shares pursuant to the exercise of the option attached to outstanding convertible notes. (Note 5)

During the period ended August 31, 2015, the Company issued 100,000 preferred shares to 1 shareholder at fair value of $18,000, a related party of the Company, in connection with services rendered.

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2016 (unaudited)

NOTE 7 – LOANS PAYABLE - RELATED PARTIES

During the period ended May 31, 2016 and 2015, advances from a director of the Company were $550 and $Nil, respectively. The amounts are unsecured, non-interest bearing and are due on demand.

During the period ended May 31, 2016 and 2015, advances from related parties were $49,240 and $166,128, respectively, and amounts advanced to one related party were $121,995 and $25,500, respectively. The amounts are unsecured, non-interest bearing and are due on demand.

During the period ended May 31, 2016 and 2015, management fees totaling $162,000 and $Nil, respectively, were accrued as payable to two directors of the Company

NOTE 8 – RESTATEMENTS

During the period ended May 31, 2016, accounting errors were discovered that required a restatement of amounts previously reported, related to loan payable that was issued against a finder's fee incurred. The loan payable was amended, and the terms revised to a convertible note payable. The loan payable and its subsequent amendment to a convertible note payable were not reported during the year ended August 31, 2015. This error resulted in changes to the convertible note, derivative liability, accretion expense, finder's fee expense, interest expense, finance costs, and the change in fair value of derivative liability. As a result of correcting these errors, our net loss increased by $157,923 for the year ended August 31, 2015, and $18,484 for the three months ended November 30, 2015.

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2016 (unaudited)

NOTE 8 – RESTATEMENTS – CONTINUED

BALANCE SHEET

August 31, 2015
ASSETS	Originally Stated	Adjustments	Note	Restated
CURRENT ASSETS
Cash	$2,349			$2,349
Loans receivable	45,800			45,800
Deposits	39,303			39,303
Total Current Assets	87,452			87,452
Mineral property investment	326,969			326,969
TOTAL ASSETS	$414,421			$414,421

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$214,513			$214,513
Loans payable – related party	478,453			478,453
Convertible note – related party	103,762			103,762
Convertible note, net of unamortized discount	70,936	13,328 + 2,443	b	86,707
Derivative liability	429,535	146,204 – 4,052	a, c	571,687
TOTAL LIABILITIES	1,297,199	157,923		1,455,122

STOCKHOLDERS' EQUITY (DEFICIT)
Capital StockAuthorized 250,000,000 shares of common stock, $0.001 par value Issued and outstanding 126,126,678 shares (89,100,000 shares outstanding as at August 31, 2015) 1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (1,000,000 as at August 31, 2015)	89,200			89,200
Additional paid in capital	626,098			626,098
Accumulated deficit	(1,598,076)	(157,923)		(1,755,999)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(882,778)	(157,923)		(1,040,701)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$414,421			$414,421

Notes:

a.
Record issuance of convertible note
b.
Record accretion and accrue interest
c.
Mark-to market convertible note

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2016 (unaudited)

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
Mark-to market convertible note

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2016 (unaudited)

NOTE 8 – RESTATEMENTS – CONTINUED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock
	Number of shares	Amount $	Number of shares	Amount $	Additional Paid-in Capital $	Share Subscriptions Receivable $	Accumulated Deficit Originally Stated $	Adjustments $	Notes	Total $
Balance at inception – February 18, 2010 Founders shares, issued for cash	-10,000,000	-10,000	--	--	--	-(10,000)	--			--
Net Loss to August 31, 2010	-	-	-	-	-	-	(29,400)			(29,400)
Balance, August 31, 2010	10,000,000	10,000	-	-	-	(10,000)	(29,400)			(29,400)
Subscription Received Common stock issued for cash Net loss for the year ended August 31, 2011	-40,000,000-	-40,000-	---	---	---	10,000--	--(18,939)			10,00040,000(18,939)
Balance, August 31, 2011	50,000,000	50,000	-		-	-	(48,339)			1,661
Net loss to August 31, 2012	–	–	–	–	-	-	(28,109)			(28,109)
Balance, August 31, 2012	50,000,000	50,000	-	-	-	-	(76,448)			(26,448)
Sale of common stock 18,000,000 common shares at $0.001 par value	18,000,000	18,000	-	-	-	-	-			18,000
Imputed Interest	-	-	-	-	2,035	-	-			2,035
Net loss for the year ended August 31, 2013	-	-	-	-	-	-	(47,901)			(47,901)
Balance, August 31, 2013	68,000,000	68,000	-	-	2,035	-	(124,349)			(54,314)
15,750,000 common shares at $0.001 par value	15,750,000	15,750	-	-	311,219	-	-			326,969
Net loss for the year ended August 31, 2014	-	-	-	-	-	-	(183,032)			(183,032)
Balance, August 31, 2014	83,750,000	83,750	-	-	313,254	-	(307,381)			89,623
Shares issued for services	350,000	350	1,000,000	100	192,550	-	-			193,000
Shares issued in deposit	5,000,000	5,000	-	-	-	-	-			5,000
Convertible debt discount	-	-	-	-	99,630	-	-			99,630
Gain on repurchase of convertible note	-	-	-	-	20,664	-	-			20,664
Net loss for the year ended August 31, 2015	-	-	-	-	-	-	(1,290,695)	(157,923)	a	(1,448,618)
Balance, August 31, 2015	89,100,000	89,100	1,000,000	100	626,098	-	(1,598,076)	(157,923)		(1,755,999)

Notes:

a.
Record issuance of convertible note

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2016 (unaudited)

NOTE 8 – RESTATEMENTS – CONTINUED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

August 31, 2015
	Originally Stated	Adjustments	Note	Restated

OPERATING ACTIVITIES
Net Loss	$(1,290,695)	$(157,923)	a, b, c	$(1,290,695)
Accretion related to convertible note	72,001	13,328	b	72,001
Debt discount related to convertible note	(35,478)			(35,478)
Finance costs	238,472	67,526	a	238,472
Accrued interest on convertible note	11,544	2,443	b	11,544
Loss on derivative liability	(12,301)	(4,052)	c	(12,301)
Loss on repurchase of convertible note	20,664			20,664
Shares issued for services	193,000			193,000
Write-down of accounts payable	(11,285)			(11,285)
Adjustments to reconcile Net Income (Loss) to netCash used in operating activities:
Loans Receivable	(45,800)			(45,800)
Deposits	(8,798)			(8,798)
Provisions	(55,000)			(55,000)
Accounts Payable	189,566			189,566

NET CASH USED INOPERATING ACTIVITIES	(734,110)	(78,678)		(734,110)

FINANCING ACTIVITIES
Convertible debt – related party	170,000			170,000
Convertible debt	306,875	78,678	a	306,875
Payments on convertible notes	(47,250)			(47,250)
Loans from related party	304,972			304,972
NET CASH PROVIDED BY FINANCING ACTIVITIES	734,597	78,678		734,597

NET INCREASE IN CASH	487			487

CASH, BEGINNING OF PERIOD	1,862			1,862

CASH, END OF PERIOD	$2,349			$2,349

Notes:

a.
Record issuance of convertible note
b.
Record accretion and accrue interest
c.
Mark-to market convertible note

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2016 (unaudited)

NOTE 8 – RESTATEMENTS – CONTINUED

BALANCE SHEET

November 30, 2015
ASSETS	Originally Stated	Adjustments	Note	Restated
CURRENT ASSETS
Cash	$2,722			$2,722
Loans receivable	45,800			45,800
Deposits	17,707			17,707
Total Current Assets	66,229			66,229
Mineral property investment	326,969			326,969
TOTAL ASSETS	$393,198			$393,198

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$217,112			$217,112
Loans payable – related party	455,733			455,733
Convertible note – related party	82,255			82,255
Convertible note, net of unamortized discount	166,463	13,328 + 2,443 + 19,562 + 3,645	b	205,441
Derivative liability	736,435	146,204 – 4,052 – 4,723	a, c	873,864
TOTAL LIABILITIES	1,657,998	176,407		1,834,405

STOCKHOLDERS' EQUITY (DEFICIT)
Capital StockAuthorized 250,000,000 shares of common stock, $0.001 par value Issued and outstanding 126,126,678 shares (89,100,000 shares outstanding as at August 31, 2015) 1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (1,000,000 as at August 31, 2015)	89,200			89,200
Additional paid in capital	651,005			651,005
Accumulated deficit	(2,005,005)	(176,407)	a, b, c	(2,181,412)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,264,800)	(176,407)		(1,441,207)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$393,198			$393,198

Notes:

a.
Record issuance of convertible note
b.
Record accretion and accrue interest
c.
Mark-to market convertible note

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2016 (unaudited)

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
Mark-to market convertible note

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2016 (unaudited)

NOTE 8 – RESTATEMENTS – CONTINUED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

November 30, 2015
	Originally Stated	Adjustments	Note	Restated

OPERATING ACTIVITIES
Net Loss	$(406,929)	$(18,484)	a, b, c	$(406,929)
Accretion related to convertible note	76,883	19,562	b	76,883
Finance costs and derivative expense	122,921			122,921
Accrued interest on convertible note	22,044	3,645	b	22,044
Change in fair value of derivative liability	28,979	(4,723)	c	28,979
Adjustments to reconcile Net Income (Loss) to netCash used in operating activities:
Deposits	21,596			21,596
Accounts Payable	2,599			2,599

NET CASH USED INOPERATING ACTIVITIES	(131,907)			(131,907)

FINANCING ACTIVITIES
Convertible debt	155,000			155,000
Loans from related party	(22,720)			(22,720)
NET CASH PROVIDED BY FINANCING ACTIVITIES	132,280			132,280

NET INCREASE IN CASH	373			373

CASH, BEGINNING OF PERIOD	2,349			2,349

CASH, END OF PERIOD	$2,722			$2,722

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
Results of Operations for the Nine Months Ended May 31, 2016 Compared to the Same Period in 2015
No Revenues
Since our inception on February 18, 2010 to May 31, 2016, we have not yet earned any revenues. As of May 31, 2016, we have an accumulated deficit of $2,675,326. At this time, our ability to generate any significant revenues continues to be uncertain.
Net Loss
We incurred a net loss of $919,327 for the nine months ended May 31, 2016 compared to our net loss of $495,903 for the nine months ended May 31, 2015. The increase in net loss was mainly due to increased consulting fees, management fees, office expenses, professional fees as well as accretion, finance and interest costs related to the outstanding convertible notes. Since February 18, 2010 (date of inception) to May 31, 2016, we have incurred a net loss of $2,675,326.
Expenses
Our total operating expenses for the nine months ended May 31, 2016 were $919,327 compared to $495,903, for the same period in 2015. Our consulting fees increased by $21,793 from $42,644 to $64,437 for the nine months ended May 31, 2016. Filing fees increased by $695 from $9,140 for the nine months ended May 31, 2015 to $9,835 for the nine months ended May 31, 2016. Finder’s fees increased by $6,000 from $9,000 for the nine months ended May 31, 2015 to $15,000 for the nine months ended May 31, 2016. Management fees increased by $144,000 from $18,000 for the nine months ended May 31, 2015 to $162,000 for the nine months ended May 31, 2016. Office and general costs consisting of bank charges, travel, meals and entertainment, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies, increased by $4,265 from $36,244 for the nine months ended May 31, 2015 to $40,509 for the nine months ended May 31, 2016. Professional fees decreased by 16,380 from $121,396 for the nine months ended May 31, 2015 to $105,016 for the nine months ended May 31, 2016. Public relation costs decreased by $140,731 from $179,599 for the nine months ended May 31, 2015 to $38,868 for the nine months ended May 31, 2016.

In addition, we incurred costs related to the convertible notes issued and outstanding during the comparable periods. Interest expense relating to such notes increased by $33,875 from $12,268 for the nine months ended May 31, 2015 to $45,143 for the nine months ended May 31, 2016. Accretion increased by $418,737 from $34,089 for the nine months ended May 31, 2015 to $452,826 for the nine months ended May 31, 2016. Finance costs increased by 105,466 from $67,135 for the nine months May 31, 2015 to $172,601 for the nine months ended May 31, 2016. A change in the fair value of the derivative liability in the amount of $187,908 was recognized during the nine months ended May 31, 2016 in comparison to a change of $8,405 during the nine months ended May 31, 2015.

Liquidity and Capital Resources

Nine Month Period Ended May 31, 2016

As at May 31, 2016, our total assets were $411,731 compared to $414,421 in total assets at August 31, 2015. As at May 31, 2016, our current liabilities were $2,188,129, which was comprised of accounts payable of $295,506, loans from related party of $568,248, convertible notes due to related parties of 186,514, convertible notes, net of unamortized discount of $366,480 and a derivative liability of $771,381. Stockholders’ deficit was $1,776,398 as of May 31, 2016 compared to stockholders' deficit of $1,040,701 as of August 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended May 31, 2016, net cash flows used in operating activities was $306,108, compared to $290,530 for the same period in 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements, convertible notes or the issuance of equity. For the nine months period ended May 31, 2016 net cash provided by financing activities was $304,795 compared to the nine month period ended in 2015, which was $295,332.

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

Off-Balance Sheet Arrangements

As of May 31, 2016, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of May 31, 2016, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this quarterly report applicable for the period covered by this report.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

During the nine-month period ended May 31, 2016, the Company entered into the following transactions:

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	July <*>, 2016
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	July <*>, 2016
Gregorio Formoso