Form 10-K
period 2016-08-31
Aim Exploration Inc.
filed 2016-12-15
CIK 1545232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-182071

AIM EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Nevada	67-0682135
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

179 S Green Valley Pkwy, Suite 300
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

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of the last day of the Company’s most recently-completed second fiscal quarter (February 29, 2016): $220,753.

As of December 15, 2016 the registrant’s outstanding stock consisted of 576,728,348 common shares and 210,000 preferred shares.

PART 1

Item 1. BUSINESS

We are an exploration stage company engaged in the acquisition and exploration of mineral properties with the intent to take properties into production.  We were incorporated as a Nevada state corporation on February 18, 2010.   We acquired mining concession properties in Peru during the fiscal year ended August 31, 2014.

We are considered an exploratory stage company, as we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. There is no assurance that a commercially viable mineral deposit exists on the Peruvian properties, and further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.  We have no known reportable reserves of any type of mineral.  To date, we have not discovered an economically viable mineral deposit on the property, and there is no assurance that we will discover one.

As of August 31, 2016, we had cash reserves of $417 and a working capital deficit of $2,897,303.  We do not have sufficient funds to enable us to complete the initial phase of our exploration programs for the mining claims, and will require additional financing in order to do so. There is no assurance that we will be able to obtain additional financing.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Philippine Mining Claims

Nature of Ownership

On August 3, 2016, the Company terminated its management agreement with Paladino Management and Development Corp. to manage operations on the ground in the Philippines. The Philippine government enacted new legislation which made it no longer financially feasible to continue the Philippine feldspar operations.

Peruvian Property

On June 23, 2014, Aim Exploration, Inc. entered into a Mining Concession Asset Acquisition Agreement (the “Agreement”) with Percana Mining Corp. (“Percana”). Pursuant to the Agreement, the Company has acquired three separate mining concessions. Two of the concession titles are unencumbered and these make up 40% of the mining concessions. These two concessions are known as El Tunel Del Tiempo 1 code 11060780 and El Tunel Del Tiempo 2 code 11060781, and the registered ownership of these two concessions have been transferred to the Company. The third concession property is Agujeros Negros MA-AG makes up the remaining 60%, the documentation has all been completed to transfer ownership to the company however formal registration has not yet been completed however it is expected to be completed soon. Meanwhile however, the Company has a Contract of Mining Assignment providing AIM with full rights and authorities over the concession.

In consideration for the above concessions, the Company has issued 15,750, 000 common shares to Percana in two separate blocks; the first In consideration for the above concessions, the Company has issued 63,000 restricted common shares (15,750,000 restricted common shares pre-consolidation) (Note 6) to Percana in two separate blocks; the first block consists of 25,200 common shares (6,300,000 common shares pre-consolidation) which are to be held in escrow until either the Company raises $1,000,000 or when Percana waives this requirement. The second block consists of 37,800 common shares (9,450,000 common shares pre-consolidation) which are to be held in escrow until such time as the Company is satisfied the formal registration has been completed at which time the shares may be released out of escrow at the option of Percana. On April 25, 2016, the Company entered into an amendment to its Agreement with Percana and issued an additional 15,687,000 common shares to Percana to bring its post-consolidation shareholdings back to 15,750,000 common shares. Furthermore, under the terms of the amended Agreement, the Company agreed to issue additional common shares to Percana at any time common shares are issued to any director and/or controlling shareholder of the Company, the number of common shares issued to Percana to be equal to those issued to the director and/or controlling shareholder.

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

One of the Company’s director is also a director of Percana.

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

The third mining concession, known as Agujeros Negros MA-AG (unique code # 01-0184000, 600 hectares) is under contract with AIM, as a Contract of Mining Assignment and Option to Purchase was executed on August 1, 2014 and was made into a Public Deed on August 5, 2014. By the Assignment and Option AIM has an irrevocable and exclusive option to purchase 100% of the rights and interests of this mining concession. This option was registered into public deed on August 5, 2014. The option to purchase is for 5 years from the date of registration which was completed Oct 2, 2014, in addition contained within the contract AIM has complete control over this mining concession for a period of 5 years following formal registration which was registered October 2, 2014. The option to purchase was exercised and all documentation to transfer the concessions to the company has been completed however formal registration with the Peruvian authorities has not yet been completed.

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

●
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
●
The right to request from the mining authorities easements of third party lands that are necessary for the reasonable use the concession.
●
The right to free trade of extracted minerals provided they have the respective permits and authorizations.
●
To build on neighboring concessions the labor work that is necessary for the access, ventilation and drainage of their own concession, mineral transport and safety of the workers.
●
The right to use the water that is necessary for the domestic service of the staff workers and for the operations of the concession, in accordance with the legal provisions for these matters.
●
The right to inspect the work of neighboring or adjacent mining concessions when invasion is suspected or when there is danger of flooding, collapse or dire due to the bad state of the labor work of the neighbors or adjacent for the work they are carrying out.

Duties of the Concession titleholders:
●
Validity fee payment of US $3.00 per hectare, due June 30 every year. If not paid for two years, concession returns to the Government. Fee to be paid by AIM. (Paid)
●
Payment of penalty fees if not in production is US $6.00 per year up to year seven increasing to US $20.00 per year from year 12. After failure to pay for two years the concession reverts to the Government. Fee to be paid by AIM. (Paid)
●
Follow the occupational health and safety provided for in Regulations of Occupational Health and Safety.
●
Follow the Environment Management Instruments.

We confirm the Environmental Management permits are currently being applied for and we expect to have these in place within the ensuing six months.

Peruvian Property Location

The property is accessible by standard vehicles; all roadways are drivable with the roadways being paved and or gravel roadways. The driving time is approx. 3 hours from the city of Trujillo Peru. In addition, there is roadway running through the property making it feasible for exploration and drilling. The entire property consists of 1,000 hectares. The official location of the property is:

Republic: Peru
Department: La Libertad
Province: Otuzco
District: Huaranchal
Spot: Between Huayobamba and Lajon

Figure 1 is a map that shows the location of the project and the surrounding area. The coordinates near the centroid of the property are 7° 44’ 13.06” S and 78° 31’ 05.87” W. The property is 1,000 hectares and are all with one contiguous block of property.

LUCMA
HUARANCHAL
COINA
USQUIL
CHARAT
SINSICAP
PARANDAY
LA CUESTA
OTUZCO
SIMBAL
POROTO
SALPO
AGALLPAMPA
MACHE
JULCAN
CARABAMBA
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

AutoCAD Classic
AutoCAD 2012 PLANO GEOLOGICO GENERAL.dwg
Type a keyword or phrase
Sign In
File
Edit
View
Insert
Format
Tools
Draw
Dimension
Modify
Parametric
Window
Help
Express
Color 22
ByLayer
ByLayer
ByColor
AutoCAD Classic
cultivo
Scale to fit
ISO-25
Workspace Control
CERRO CALVARIO
C.P. HUAYOBAMBA
H 01
H 02
H 03
LEYENDA
LEYENDA ESTRATIGRAFIA
Model
Layout1
Layout2
Regenerating model - caching viewports.
Command:
-0.230, 0.843, 0.000
PAPER
ES
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

The cost and timing for the required permitting for the property is as follows:

COSTS BREAKDOWN

DESCRIPTION	COSTS $	TIME
1. ENVIRONMENTAL IMPACT STUDY	50,000	6 months
Conceptual hydrological and hydrogeological study	25,000
2. START OF MINING OPERATIONS		4 months
Authorization of the surface land (titleholder)	14,999
Mine plan	15,000
Detailed Ventilation Study	10,000
Detailed Geomechanics Study	10,000
Seismic risk studies	7,000
Design of explosives storage	2,000
Occupational Health and Safety Plan	2,000
Design of tailings storage	15,000
3. CLOSURE PLAN	35,000	4 months
4. PREPARATION OF FILE OF WATER USE ISSUED BY ANA	7,000	1 month
5. PREPARATION OF FILE FOR DISPOSAL OF WATER (DIGESA AND ANA)	5,000	1 month
6. LEGAL COSTS ASSOCIATED TO OBTAIN ALL THE AFOREMENTIONED PERMITS	50,000	Throughout the process
TOTAL COSTS $	$247,999

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

 Analysis of Coal Samples

The following report was obtained from world-renowned SGS Canada Inc.:

SGS

August 17,, 2016

AIM EXPLORATION
SUITE 300 – 170 S Green Valley Parkway
Henderson, NV 89012
USA

Page 1 of 3

REPORT OF ANALYSIS

Sample ID: Anthracite Coal
Date Received: July 14, 2015 & August 12, 2016

SGS Minerals Sample ID: 203-1500651.001 & 203-1600790.001

The sample(s) to which the findings recorded here (the "Findings") relate were drawn and/or provided by the Client or by a third party acting at the Client's direction. The Findings constitute no warranty of the sample's representation of any goods and strictly relate to the sample(s) are said to be extracted. The Company accepts no liability with regard to the origin or source from which the samples are said to be extracted.

THIS IS TO REPORT that in accordance with instructions received from our Principal to perform analysis of the above mentioned shipment, we hereby report the following:

So Sl. No.	Parameter	Unit	Method	Result
1.	Total Moisture (On "As received " Basis)	%	ASTM D3302	1.87
2.	Proximate Analysis (On"Air dried basis")			
	a) Volatile Matter	%	ASTM D3175	3.62
	b) Ash	%	ASTM D3174	3.55
	c) Inherent Moisture	%	ASTM D3173	1.76
3.	Gross Calorific value: (On "Air dried" basis)	Kcal/Kg	ASTM D5865	7235
4.	Ash Fusion Temperature			
	(a) Initial Deformation Temperature	°C	ASTM D1857	1165
	(b) Hemispherical Temperature	°C	ASTM D1857	>1482
	(c) Flow Temperature	°C	ASTM D1857	>1482
5.	Hard Grove Grindability Index (HGI)		ASTM D409	35
6.	Sulphur, (On "Air dried" basis)	%	ASTM D4239	0.41
7.	Phosphorous in Coal, dry	%	ASTM D6349	0.084
8.	Alkali (K_20+Na_20) In Ash On " Dry" basis(DB))	%	ASTM D6349	0.09
9.	(Chlorine) (On " Air Dried " basis)	%		ND
10.	Size of Coal(On "As received basis)	%		ND

SGS Canada Inc. | Minerals Services
7500 76th Street Delta BC t (604)-946-2249 f (604)-946-2257 www.sgs.com/minerals

Member of the SGS Group (Société Générale de Surveillance)

This document is issued by the Company under its General Conditions of Service accessible at http://www.sgs.com/terms_and_conditions.htm. Attention is drawn to the limitation of liability, indemnification and jurisdiction issues defined therein.

Any holder of this document is advised that information contained hereon reflects the Company's findings at the time of its intervention only and within the limits of Client's instructions, if any. The Company's sole responsibility is to its Client and this document does not exonerate parties to a transaction from exercising all their rights and obligations under the transaction documents. Any unauthorized alteration, forgery or falsification of the content or appearance of this document is unlawful and offenders may be prosecuted to the fullest extent of the law.

Page 2 of 3

Other Properties

Petrographic & Chemical Properties Composition

Sl. No.	Parameter	Unit	Method	Result
(a)	(b)	(c)	(d)	(e)
A	**Maceral Composition**			ND
	Vitrinite	%		ND
	Exinite	%		ND
	RSF	%		ND
	Inertinite	%		ND
	Minerals	%		ND
B	**V type Ditribution patern (all types)**			ND
	V1	%		ND
	V2	%		ND
	V3	%		ND
	V4	%		ND
		%		ND
	Vn	%		ND
C	**Elemental Analysis, DB**			
	Carbon	%	ASTM D5373	92.29
	Hydrogen	%	ASTM D5373	1.09
	Nitrogen	%	ASTM D5373	0.35
	Oxygen	%	ASTM D5373	2.23
	Chlorine	%		
D	RoR (max)			ND
	RoR			ND
	Reactives			ND
	Total Inerts			ND
	Optimum Inerts			ND
	CB Index			ND
E	**Chemical Properties**			
	Inherent Moisture	%	ASTM D3173	1.76
	Ash (adb)	%	ASTM D3174	3.55
	VM (adb)	%	ASTM D3175	3.62
	Sulphur (adb)	%	ASTM D4239	0.41
	Swelling Index			ND
	Roga Index			ND
	LTGK			ND
F	**Distribution of Sulphur**			
	Pyritic	%		ND
	Sulphatic	%		ND
	Organic	%		ND
	Total	%		

SGS Canada Inc. | Minerals Services
7500 76th Street Delta BC t (604)-946-2249 f (604)-946-2257 www.sgs.com/minerals
Member of the SGS Group (Société Générale de Surveillance)

This document is issued by the Company under its General Conditions of Service accessible at http://www.sgs.com/terms_and_conditions.htm. Attention is drawn to the limitation of liability, indemnification and jurisdiction issues defined therein.

Any holder of this document is advised that information contained hereon reflects the Company's findings at the time of its intervention only and within the limits of Client's instructions, if any. The Company's sole responsibility is to its Client and this document does not exonerate parties to a transaction from exercising all their rights and obligations under the transaction documents. Any unauthorized alteration, forgery or falsification of the content or appearance of this document is unlawful and offenders may be prosecuted to the fullest extent of the law.

SGS

Rheological Properties & Ash				
G	Dilation	°C		ND
	Softening	°C		ND
	Shrinking	°C		ND
	Dilation	°C		ND
	Contracting	%		ND
	Dilation	%		ND
	Amplitude	%		ND
H	Gieseler Fluidity			ND
	Softening	°C		ND
	Plasticity	°C		ND
	Solidifying	°C		ND
	M Plasticity	ddpm		ND
I	Ash Fusion Temperature	°C		ND
J	HGI (Hard Grove Grindability Index)		ASTM D409	35
K	Size Fraction Analysis	%		ND
	+ 1 mm	%		ND
	+0.5 mm	%		ND
	-0.5 mm	%		ND
	-0.2 mm	%		ND
L	Ash Composition			
	SiO_2	%	ASTM D6349	38.91
	Al_2O_3	%		37.88
	Fe_2O_3	%		4.28
	TiO_2	%		2.78
	P_2O_5	%		5.33
	CaO	%		4.93
	MgO	%		1.63
	Na_2O	%		0.83
	K_2O	%		1.65
	SO_3	%		0.34
	MnO	%		0.02
	BaO	%		0.75
	SrO			0.67
	V_2O_5	%		ND
	Cr_2O_3	%		ND
				ND
M	Coke Properties	%		ND
	M-10	%		ND
	CSR	%		ND
	CRI	PSI		ND
	Coke Pressure			

Vishwa Sharma
Lab Supervisor

SGS Canada Inc. | Minerals Services
7500 76th Street Delta BC t (604)-946-2249 f (604)-946-2257 www.sgs.com/minerals

Member of the SGS Group (Société Générale de Surveillance)

This document is issued by the Company under its General Conditions of Service accessible at http://www.sgs.com/terms_and_conditions.htm. Attention is drawn to the limitation of liability, indemnification and jurisdiction issues defined therein.

Any holder of this document is advised that information contained hereon reflects the Company's findings at the time of its intervention only and within the limits of Client's instructions, if any. The Company's sole responsibility is to its Client and this document does not exonerate parties to a transaction from exercising all their rights and obligations under the transaction documents. Any unauthorized alteration, forgery or falsification of the content or appearance of this document is unlawful and offenders may be prosecuted to the fullest extent of the law.

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

San Cayetano
Ubaté
Lenguazaque
Zetaquirá
Cucunubá
Sutatausa
Río Salitre
Tausa
Villapinzón
Umbita
Represa del Neusa
Río Bogotá
Pachavita
Chinavita
La Capilla
Machetá
Tenza
Garagoa
Nemocón
Represa del Sisga
Tibirita
Cogua
Zipaquirá
Río Frío
Río Machetá
Sutatenza
Manta
Guateque
Somondoco
Gachancipá
Tocancipá
Guayatá
Macanal
Almeida
Sta María
Cajicá
Tabio
Sopó
Guatavita
Páramo de Guasca
Chía
Guasca
Río Teusacá
Gachetá
Río Gachetá
Río Guavio
Suba
La Calera
Usaquén
Ubalá
Gachalá
BOGOTA
Cuchilla del Gaque
Medina
San Juanito
San Miguel
Paratebueno
El Calvario
Cumaral
Río Pecuca
Restrepo
Buenos Aires
Guayabal
VILLAVICENCIO
Fe
Na
Zn
Pb
Cu
Ca
Gyp
P

Fig Nº 5

LOCATION OF PRINCIPAL MINERAL RESOURCES OF ZONE IV, INVENTARIO MINERO NACIONAL COLOMBIA

⚒ Significant mineral occurrences
✕ Minor occurrences

⚒ Fe - Iron
⚒ Na - Salt
⚒ Zn - Zinc
⚒ Cu - Copper
⚒ Gyp - Gypsum
⚒ Ca - Limestone
⚒ P - Phosphate Rock
⚒ Pb - Lead

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

As at August 31, 2016, we had cash reserves of $417 and working capital deficit of $2,897,303.  We do not have sufficient funds to enable us to complete this initial phase of our exploration programs for the mining claims. We will require additional financing in order to commence the initial phases of exploration of the properties.  There is no assurance that will be able to obtain additional financing.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Patents, Trademarks, Franchises, Royalty Agreements or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Research and Development

We have not spent any amounts on research and development activities during the year ended August 31, 2016.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

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

Item 3. LEGAL PROCEEDINGS

A company called Tarpon Bay commenced legal action with the company as at August 30, 2016 claiming the company owed them $78,678. The company is disputing the claim and it is currently in the hands of the courts. This relates to the S-1 registration statement that became effective June 1, 2015. The S-1 that was registered in the name of Southridge Capital and the amount of the claim represents the “standby fee”. In view of the fact that the equity line of credit with Southridge Capital was completed wrong and could not be utilized technically Southridge or Tarpon Bay was not on “standby”. The S-1 registration statement was approved by Southridge (Tarpon Bay) in- house legal department prior to submitting to the SEC for registration." There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

Number of Holders

As of December 15, 2016, we had approximately 45 shareholders of record of our common stock.

As of December 15, 2016, we had 2 shareholders of record of our preferred stock.

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

On April 1, 2016, Tangiers delivered another $18,302 to the Company. During the year, Rockwell Capital (“Rockwell”) assumed $92,000 of the Tangiers note. Subsequent to August 31, 2016, the Rockwell note was assumed by a private party, and the balance of the Tangiers note was paid in full by a director of the Company.

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

On August 14, 2015, the Company issued to Auctus Fund, LLC a convertible promissory note in the principal amount of $76,750, in connection with a securities purchase agreement entered into by the parties on August 14, 2015. The note accrues interest at a rate of 10% per annum, with a maturity date of May 14, 2016. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 55% of the lowest trading price of the common stock during the fifteen trading days prior to issuing a notice of conversion to the Company. During the year, Rockwell Capital (“Rockwell”) assumed $40,000 of the Auctus note. Subsequent to August 31, 2016, the Rockwell note was assumed by a private party.

On August 31, 2015, the Company issued to St. George Investments LLC a convertible promissory note in the principal amount of $40,000, in connection with a securities purchase agreement entered into by the parties on August 31, 2015. The purchase price for this note and warrant (as described in the securities purchase agreement) shall be $25,000, computed as follows: original principal balance of $40,000, less a $10,000 original issue discount and $5,000 to cover lender’s legal fees, accounting costs, due diligence, and other transaction costs incurred in connection with the note. Interest does not accrue on the outstanding principal. The note matures six months after the purchase price is delivered to the Company by the lender. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 60% of the lowest trading price of the common stock during the twenty trading days prior to issuing a notice of conversion to the Company. Subsequent to August 31, 2016, a private party assumed the St. George note.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended August 31, 2016.

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

Results of Operations for the Fiscal Year Ended August 31, 2016 compared to the Fiscal Year Ended August 31, 2015

We did not earn any revenues for the period from February 18, 2010 (Inception) to August 31, 2016.  We incurred a net loss in the amount of $1,141,304 during the fiscal year ended August 31, 2016, compared to a net loss of $1,448,618 for the fiscal year ended August 31, 2015.  These operating expenses were comprised of mineral property expenditures of $22,916 (2015: recapture of $21,843), consulting fees of $70,437 (2015: $128,451), filing fees of $15,831 (2015: $15,923), finder’s fees of $15,000 (2015: $113,603), foreign exchange gain of $61,517 (2015: loss of $664); management fees of $216,000 (2015: $241,500), office and general fees of $54,710 (2015: $70,142), professional fees of $105,409 (2015: $306,925), and public relations expense of $72,854 (2015: $180,452).  We wrote-down accounts receivable of $45,800 (2015: $Nil), wrote-down accounts payable by $Nil (2015: $11,285), and incurred the following expenses related to the convertible: accretion of $529,914 (2015: $85,329), interest expense of $62,431 (2015: $49,112), finance costs of $197,571 (2015: $305,998) from amortization of debt discounts and excess of derivative liability over the face value of the notes, and a change in the fair value of the derivative liability of $206,052 (2015: $16,353).

Revenues

We have had no operating revenues since our inception on February 18, 2010 to August 31, 2016.

Expenses
We incurred a net loss in the amount of $1,141,304 during the fiscal year ended August 31, 2016, compared to a net loss of $1,448,618 for the fiscal year ended August 31, 2015.  These operating expenses were comprised of mineral property expenditures of $22,916 (2015: recapture of $21,843), consulting fees of $70,437 (2015: $128,451), filing fees of $15,831 (2015: $15,923), finder’s fees of $15,000 (2015: $113,603), foreign exchange gain of $61,517 (2015: loss of $664); management fees of $216,000 (2015: $241,500), office and general fees of $54,710 (2015: $70,142), professional fees of $105,409 (2015: $306,925), and public relations expense of $72,854 (2015: $180,452).  We wrote-down accounts receivable of $45,800 (2015: $Nil), wrote-down accounts payable by $Nil (2015: $11,285), and incurred the following expenses related to the convertible: accretion of $529,914 (2015: $85,329), interest expense of $62,431 (2015: $49,112), finance costs of $197,571 (2015: $305,998) from amortization of debt discounts and excess of derivative liability over the face value of the notes, and a change in the fair value of the derivative liability of $206,052 (2015: $16,353).

Liquidity and Capital Resources

As at August 31, 2016, we had cash reserves of $417 and working capital deficit of $2,227,835.  As at August 31, 2015, we had cash reserves of $2,349 and working capital deficit of $1,209,747.

Cash Used in Operating Activities

Net cash used in operating activities was $409,984 during the fiscal year ended August 31, 2016, compared to $812,788 for the fiscal year ended August 31, 2015.

Cash from Financing Activities

We have funded our business to date primarily from the issuance of convertible notes, loans from related parties, as well as sales of our common stock.  During the fiscal year ended August 31, 2016, we raised a total of $408,052 in financing activities.  This was comprised of the issuance of convertible debt in the amount of $215,000, loans received in the amount of $69,350, and loans from our director and key management personnel of $123,702.  During the fiscal year ended August 31, 2015, we raised a total of $813,275 in financing activities.  This was comprised of the issuance of convertible debt in the amount of $385,553, offset by payment on convertible notes of $47,250, issuance of convertible debt to related parties in the amount of $170,000, and loans from our director and key management personnel of $304,972

Off-Balance Sheet Arrangements

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

August 31, 2016

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of August 31, 2016 and 2015

Consolidated Statements of Operations for the years ended August 31, 2016 & 2015

Consolidated Statements of Stockholder’s Equity (Deficit)

Consolidated Statements of Cash Flows for the years ended August 31, 2016 and 2015

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
AIM Exploration Inc.
701 North Green Valley Parkway, Suite 200
Henderson, NV 89012

We have audited the accompanying consolidated balance sheets of AIM Exploration Inc. (the “Company”) as of August 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of AIM Exploration Inc. as of August 31, 2016 and 2015, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has incurred an accumulated deficit from inception to August 31, 2016. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP
Newport Beach, California

December 15, 2016

AIM EXPLORATION INC.
 CONSOLIDATED BALANCE SHEETS

ASSETS	Aug 31, 2016	Aug 31, 2015 (Restated)
CURRENT ASSETS
Cash	$417	$2,349
Loans receivable	–	45,800
Deposits	72,873	39,303
Total Current Assets	73,290	87,452

Mineral property	342,656	326,969

TOTAL ASSETS	$415,946	$414,421

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$211,601	$214,513
Loans payable	69,350	–
Loans payable – related party	598,955	478,453
Convertible note – related party	191,264	103,762
Convertible note, net of unamortized discount	433,446	86,707
Derivative liability	796,509	571,687
TOTAL LIABILITIES	2,301,125	1,455,122

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized
250,000,000 shares of common stock, $0.001 par value Issued and outstanding 22,392,729 shares (356,400 shares outstanding as at August 31, 2015)
1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (Nil as at August 31, 2015)	145,707	89,200
Additional paid in capital	871,507	626,098
Shares receivable	(5,090)	–
Accumulated deficit	(2,897,303)	(1,755,999)

TOTAL STOCKHOLDERS' DEFICIT	(1,885,179)	(1,040,701)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$415,946	$414,421
The accompanying notes are an integral part of these consolidated financial statements

AIM EXPLORATION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	12 months ended Aug 31, 2016	12 months ended Aug 31, 2015 (Restated)

REVENUE
Total Revenue	$-	$-

Gross Profit	-	-

MINERAL PROPERTY OPERATIONS
Acquisition expenses	–	(37,556)
Exploration expenses	22,916	15,713
Total Mineral Property Operations	22,916	(21,843)

EXPENSES
Accretion	529,914	85,329
Consulting fees	70,437	128,451
Filling fees	15,831	15,923
Finder’s fees	15,000	113,603
Foreign exchange (gain) loss	(61,658)	664
Management fees	216,000	241,500
Office & general	54,710	70,142
Professional fees	105,409	306,925
Public relations	72,854	180,452

Total Expenses	1,018,638	1,142,989

Net Loss	(1,041,554)	(1,121,146)

Interest expense	(62,431)	(49,112)
Finance costs	(197,571)	(305,998)
Change in fair value of derivative liability	206,052	16,353
Write-down of accounts receivable	(45,800)	–
Write-down of accounts payable	–	11,285

Total Other Expense	(99,750)	(327,472)

Net Loss	$(1,141,304)	$(1,448,618)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,391,865	353,784
BASIC AND DILUTED LOSS PER PREFERRED SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	100,000	99,452
The accompanying notes are an integral part of these consolidated financial statements

AIM EXPLORATION INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock
	Number of	Amount	Number of	Amount	Additional Paid-in Capital	Share Subscriptions Receivable	Accumulated Deficit	Total
	shares	$	shares	$	$	$	$	$
Balance at inception – February 18, 2010	-	-	-	-	-	-	-	-
Founders shares, issued for cash	40,000	10,000	-	-	-	(10,000)	-	-
Net Loss to August 31, 2010	-	-	-	-	-	-	(29,400)	(29,400)
Balance, August 31, 2010	40,000	10,000	-	-	-	(10,000)	(29,400)	(29,400)
Subscription Received	-	-	-	-	-	10,000	-	10,000
Common stock issued for cash	160,000	40,000	-	-	-	-	-	40,000
Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(18,939)	(18,939)
Balance, August 31, 2011	200,000	50,000	-	-	-	-	(48,339)	1,661
Net loss to August 31, 2012	–	–	–	–	-	-	(28,109)	(28,109)

Balance, August 31, 2012	200,000	50,000	-	-	-	-	(76,448)	(26,448)
Sale of common stock 18,000,000 common shares at $0.001 par value	72,000	18,000	-	-	-	-	-	18,000
Imputed Interest	-	-	-	-	2,035	-	-	2,035
Net loss for the year ended August 31, 2013	-	-	-	-	-	-	(47,901)	(47,901)
Balance, August 31, 2013	272,000	68,000	-	-	2,035	-	(124,349)	(54,314)
15,750,000 common shares at $0.001 par value	63,000	15,750	-	-	311,219	-	-	326,969
Net loss for the year ended August 31, 2014	-	-	-	-	-	-	(183,032)	(183,032)
Balance, August 31, 2014	335,000	83,750	-	-	313,254	-	(307,381)	89,623
Shares issued for services	1,400	350	1,000,000	100	192,550	-	-	193,000
Shares issued in deposit	20,000	5,000	-	-	-	-	-	5,000
Convertible debt discount	-	-	-	-	99,630	-	-	99,630
Gain on repurchase of convertible note	-	-	-	-	20,664	-	-	20,664
Net loss for the year ended August 31, 2015	-	-	-	-	-	-	(1,448,618)	(1,448,618)
Balance, August 31, 2015 (Restated)	356,400	89,100	1,000,000	100	626,098	-	(1,755,999)	(1,040,701)
The accompanying notes are an integral part of these consolidated financial statements

AIM EXPLORATION INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Common Stock		Preferred Stock
	Number of	Amount	Number of	Amount	Additional Paid-in Capital	Share Subscriptions Receivable (Refundable)	Accumulated Deficit	Total
	shares	$	shares	$	$	$	$	$
Shares issued for services	1,286,494	715	-	-	125,875	-	-	126,590
Shares issued for debt	3,200,000	3,200	-	-	-	-	-	3,200
Shares issued on conversion of notes	1,862,835	36,905	-	-	119,534	-	-	156,439
Shares issued for mineral property	15,687,000	15,687	-	-	-	-	-	15,687
Shares to be returned to treasury	-	-	-	-	-	(5,090)	-	(5,090)
Net loss for the year ended August 31, 2016	-	-	-	-	-	-	(1,141,304)	(1,141,304)

Balance, August 31, 2016	22,392,729	145,607	1,000,000	100	871,507	(5,090)	(2,897,303)	(1,885,179)
The accompanying notes are an integral part of these consolidated financial statements

AIM EXPLORATION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 months ended August 31, 2016	12 months ended August 31, 2015 (Restated)

OPERATING ACTIVITIES
Net Loss	$(1,141,304)	$(1,448,618)
Adjustments to reconcile Net Income (Loss) to netCash used in operating activities:
Accretion related to convertible note	529,914	85,329
Debt discount related to convertible note	–	(35,478)
Finance costs and derivative expense	260,002	305,998
Accrued interest on convertible note	–	13,987
Loss on derivative liability	(206,052)	(16,353)
Loss on repurchase of convertible note	–	20,664
Shares issued for services	126,500	193,000
Write-down of accounts receivable	45,800	–
Write-down of accounts payable	–	(11,285)
Changes in non-cash working capital:
Loans Receivable	–	(45,800)
Deposits	(38,570)	(8,798)
Provisions	–	(55,000)
Accounts Payable	13,726	189,566

NET CASH USED IN OPERATING ACTIVITIES	(409,984)	(812,788)

INVESTING ACTIVITIES
Mineral property expenditures	(17,400)	–
NET CASH USED IN INVESTING ACTIVITIES	(17,400)	–

FINANCING ACTIVITIES
Convertible debt – related party	–	170,000
Convertible debt	215,000	385,553
Payments on convertible notes	–	(47,250)
Loans received	69,350	–
Loans from related party	123,702	304,972
NET CASH PROVIDED BY FINANCING ACTIVITIES	408,052	813,275

NET INCREASE (DECREASE) IN CASH	(1,932)	487

CASH, BEGINNING OF YEAR	2,349	1,862

CASH, END OF YEAR	$417	$2,349

The accompanying notes are an integral part of these consolidated financial statements

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is an exploration stage company as defined by FASB ASC 915. The Company was organized to engage in mineral exploration and has incurred losses totaling $2,897,303 since inception. The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at August 31, 2016 or 2015.

Advertising
Advertising costs are expensed as incurred. As of August 31, 2016, no advertising costs have been incurred.

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

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2016

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

Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets (Continued)

value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Mineral Property Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has capitalized $342,656 of mineral property acquisition costs reflecting its investment in its properties.

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010. ASC 718-10-30-2 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through August 31, 2016.

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

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2016

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

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2016

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $2,227,835, an accumulated deficit of $2,897,303 and net loss from operations since inception of $2,897,303. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merging with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing common shares.

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

In consideration for the above concessions, the Company has issued 63,000 restricted common shares (15,750,000 restricted common shares pre-consolidation) (Note 6) to Percana in two separate blocks; the first block consists of 25,200 common shares (6,300,000 common shares pre-consolidation) which are to be held in escrow until either the Company raises $1,000,000 or when Percana waives this requirement. The second block consists of 37,800 common shares (9,450,000 common shares pre-consolidation) which are to be held in escrow until such time as the Company is satisfied at its discretion that any arbitration issues have been resolved with the third concession, at which time the shares may be released out of escrow at the option of Percana. The fair value of these shares is $326,969 which was based on fair market value. On April 25, 2016, the Company entered into an amendment to its Agreement with Percana and issued an additional 15,687,000 common shares to Percana to bring its post-consolidation shareholdings back to 15,750,000 common shares. The fair value of these additional shares is $15,687. Furthermore, under the terms of the amended Agreement, the Company agreed to issue additional common shares to Percana at any time common shares are issued to any director and/or controlling shareholder of the Company, the number of common shares issued to Percana to be equal to those issued to the director and/or controlling shareholder.

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

One of the Company’s director is also a director of Percana.

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2016

NOTE 5 – CONVERTIBLE NOTE

During the year ended August 31, 2016, the Company issued convertible notes with a principal balance of $233,302, with maturity dates ranging from February 29, 2016 to January 12, 2017, and an interest rate per annum ranging from 10% to 22%. The principal is convertible into common shares of the Company at a conversion rate equal to 50% - 60% of the lowest trading price of the Company’s common stock for the fifteen prior trading days, as defined in the agreements.

During the year ended August 31, 2016, 1,862,835 common shares were issued in relation to conversion options exercised during the year valued at $156,439; $129,475 related to principal of the convertible notes, $15,864 to accrued interest, and $11,100 to fees.
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

The Company is accounting for the conversion feature as a separate derivative liability under ASC 815. As such, the Company will carry the conversion feature liability at fair value on the balance sheet. The Company determined the fair value of the conversion feature as at the dates of issue and also as of the year ended August 31, 2016. To determine the put and call values, the Company used the Black-Scholes option valuation model using the following inputs:

	August 31, 2016	August 31, 2015
Fair value of common stock	$0.03 - $0.40	$0.21 - $0.42
Exercise price	$0.015 - $0.22	$0.1350 - $0.2585
Contractual term	3 months – 1 year	9 months – 1 year
Volatility	141.9% - 675.9%	119.50% - 143.10%
Risk-free interest rate	0.33% - 0.69%	0.12% - 0.41%

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
.
During the year ended August 31, 2016, the Company recognized change in fair value of the derivative liability of $206,052 related to the change in fair value of the conversion feature. The change in fair value of the conversion feature is being recorded through operating results.

When recording the conversion feature liability at during the year, the Company recognized a 100% debt discount on the convertible notes payable of $233,302 and finance costs expense of $197,571 from amortization of debt discounts and excess of derivative liability over the face value of the note. The debt discount is being accreted to finance costs using the straight-line method over the one-year contractual term of the debt. During the year ended August 31, 2016, the Company also recognized in the normal course accretion of $529,914.

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2016

NOTE 6 – CAPITAL STOCK

On April 25, 2016, the Company consolidated its share capital on a 250:1 basis. All common shares and per share amounts have been restated to reflect this share consolidation.

The Company has authorized 250,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

At August 31, 2016, 22,392,729 shares of common stock were issued and outstanding, and 100,000 shares of preferred stock were issued and outstanding.

Year ended August 31, 2016

On April 25, 2016, the Company issued an additional 15,687,000 to Percana to bring their post-consolidation shareholdings back up to 15,750,000 common shares. The value of these shares is $342,656 which is based on fair market value. These shares were issued in connection with the acquisition of certain mining property. (Note 4)

During the year ended August 31, 2016, the Company issued 1,862,835 common shares pursuant to the exercise of the option attached to outstanding convertible notes. (Note 5)

During the year ended August 31, 2016, the Company issued 1,286,494 common shares in connection with services rendered. Such services had a fair value of $126,590.

During the year ended August 31, 2016, the Company issued 3,200,000 common shares in connection with paying down $3,200 of debt to two related parties.

Year ended August 31, 2015

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

As of August 31, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 7 – LOAN PAYABLE - RELATED PARTIES

During the period ended August 31, 2016 and 2015, advances from a director of the Company were $24,111 and $Nil, respectively. The amounts are unsecured, non-interest bearing and are due on demand. During the same period, the Company made repayments of $99,643 to a director.

During the period ended August 31, 2016 and 2015, advances from related parties were $43,934 and $294,972, respectively. During the period ended August 31, 2014, advances from related parties totaled $183,481. The amounts are unsecured, non-interest bearing and are due on demand. During the same period, the Company made repayments of $63,900 to related parties; of this amount of $60,700 was paid in cash and $3,200 in common shares of the Company.

During the period ended August 31, 2016 and 2015, management fees totaling $216,000 and $Nil, respectively, where accrued as payable to two directors of the Company.

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2016

NOTE 8 – RESTATEMENTS

During the year ended August 31, 2016, accounting errors were discovered that required a restatement of amounts previously reported, related to loan payable that was issued against a finder's fee incurred. The loan payable was amended, and the terms revised to a convertible note payable. The loan payable and its subsequent amendment to a convertible note payable were not reported during the year ended August 31, 2015. This error resulted in changes to the convertible note, derivative liability, accretion expense, finder's fee expense, interest expense, finance costs, and the change in fair value of derivative liability. As a result of correcting these errors, the Company’s net loss increased by $157,923 for the year ended August 31, 2015.

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2016

NOTE 8 – RESTATEMENTS – CONTINUED

BALANCE SHEET

August 31, 2015
ASSETS	Originally Stated	Adjustments	Note	Restated
CURRENT ASSETS
Cash	$ 2,349			$ 2,349
Loans receivable	45,800			45,800
Deposits	39,303			39,303
Total Current Assets	87,452			87,452
Mineral property investment	326,969			326,969
TOTAL ASSETS	$ 414,421			$ 414,421

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 214,513			$ 214,513
Loans payable – related party	478,453			478,453
Convertible note – related party	103,762			103,762
Convertible note, net of unamortized discount	70,936	13,328 + 2,443	b	86,707
Derivative liability	429,535	146,204 – 4,052	a, c	571,687
TOTAL LIABILITIES	1,297,199	157,923		1,455,122

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized
250,000,000 shares of common stock, $0.001 par valueIssued and outstanding 126,126,678 shares (89,100,000 shares outstanding as at August 31, 2015)	89,200			89,200
1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (1,000,000 as at August 31, 2015)
Additional paid in capital	626,098			626,098
Accumulated deficit	(1,598,076)	(157,923)		(1,755,999)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(882,778)	(157,923)		(1,040,701)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 414,421			$ 414,421

Notes:

a.
Record issuance of convertible note
b.
Record accretion and accrue interest
c.
Mark-to market convertible note

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2016

NOTE 8 – RESTATEMENTS – CONTINUED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

August 31, 2015
	Originally Stated	Adjustments	Note	Restated

REVENUE
Total Revenue	$ 0			$ 0
Gross Profit	0			0
MINERAL PROPERTY OPERATIONS
Acquisition expenses	(37,556)			(37,556)
Exploration expenses	15,713			15,713
Total Mineral Property Operations	(21,843)			(21,843)

EXPENSES
Accretion	72,001	13,328	b	85,329
Consulting fees	128,451			128,451
Filling fees	15,923			15,923
Finder’s fees	34,925	78,678	a	113,603
Management fees	241,500			241,500
Office & general	70,806			70,806
Professional fees	306,925			306,925
Public relations	180,452			180,452
Total Expenses	1,050,983	92,006		1,142,989

Net Loss	(1,029,140)			(1,121,146)

Interest expense	(46,669)	(2,443)	b	(49,112)
Finance costs	(238,472)	(67,526)	a	(305,998)
Change in fair value of derivative liability	12,301	4,052	c	16,353
Write-down of accounts payable	11,285			11,285

Total Other Expense	(261,555)	(65,917)		(327,472)

Net Loss	$ (1,290,695)	$ (157,923)		$ (1,448,618)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.01			$ 0.01
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	88,446,164			88,446,164
BASIC AND DILUTED LOSS PER PREFERRED SHARE	$ 0.00			$ 0.00
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	99,452			99,452

Notes:

a.
Record issuance of convertible note
b.
Record accretion and accrue interest
c.
Mark-to market convertible note

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2016

NOTE 8 – RESTATEMENTS – CONTINUED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock
	Number of	Amount	Number of	Amount	Additional Paid-in Capital	Share Subscriptions Receivable	Accumulated Deficit Originally Stated	Adjustments	Notes	Total
	shares	$	shares	$	$	$	$	$	$	$
Balance at inception – February 18, 2010	-	-	-	-	-	-	-			-
Founders shares, issued for cash	10,000,000	10,000	-	-	-	(10,000)	-			-
Net Loss to August 31, 2010	-	-	-	-	-	-	(29,400)			(29,400)
Balance, August 31, 2010	10,000,000	10,000	-	-	-	(10,000)	(29,400)			(29,400)
Subscription Received	-	-	-	-	-	10,000	-			10,000
Common stock issued for cash	40,000,000	40,000	-	-	-	-	-			40,000
Net loss for the year ended August 31, 2011	-	-	-	-	-	-	(18,939)			(18,939)
Balance, August 31, 2011	50,000,000	50,000	-		-	-	(48,339)			1,661
Net loss to August 31, 2012	–	–	–	–	-	-	(28,109)			(28,109)
Balance, August 31, 2012	50,000,000	50,000	-	-	-	-	(76,448)			(26,448)
Sale of common stock 18,000,000 common shares at $0.001 par value	18,000,000	18,000	-	-	-	-	-			18,000
Imputed Interest	-	-	-	-	2,035	-	-			2,035
Net loss for the year ended August 31, 2013	-	-	-	-	-	-	(47,901)			(47,901)
Balance, August 31, 2013	68,000,000	68,000	-	-	2,035	-	(124,349)			(54,314)
15,750,000 common shares at $0.001 par value	15,750,000	15,750	-	-	311,219	-	-			326,969
Net loss for the year ended August 31, 2014	-	-	-	-	-	-	(183,032)			(183,032)
Balance, August 31, 2014	83,750,000	83,750	-	-	313,254	-	(307,381)			89,623
Shares issued for services	350,000	350	1,000,000	100	192,550	-	-			193,000
Shares issued in deposit	5,000,000	5,000	-	-	-	-	-			5,000
Convertible debt discount	-	-	-	-	99,630	-	-			99,630
Gain on repurchase of convertible note	-	-	-	-	20,664	-	-			20,664
Net loss for the year ended August 31, 2015	-	-	-	-	-	-	(1,290,695)	(157,923)	a	(1,448,618)
Balance, August 31, 2015	89,100,000	89,100	1,000,000	100	626,098	-	(1,598,076)	(157,923)		(1,755,999)

Notes:

a.
Record issuance of convertible note

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2016

NOTE 8 – RESTATEMENTS – CONTINUED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

August 31, 2015
	Originally Stated	Adjustments	Note	Restated

OPERATING ACTIVITIES
Net Loss	$(1,290,695)	$(157,923)	a, b, c	$(1,448,618)
Accretion related to convertible note	72,001	13,328	b	85,329
Debt discount related to convertible note	(35,478)			(35,478)
Finance costs	238,472	67,526	a	305,998
Accrued interest on convertible note	11,544	2,443	b	13,987
Loss on derivative liability	(12,301)	(4,052)	c	(16,353)
Loss on repurchase of convertible note	20,664			20,664
Shares issued for services	193,000			193,000
Write-down of accounts payable	(11,285)			(11,285)
Adjustments to reconcile Net Income (Loss) to netCash used in operating activities:
Loans Receivable	(45,800)			(45,800)
Deposits	(8,798)			(8,798)
Provisions	(55,000)			(55,000)
Accounts Payable	189,566			189,566

NET CASH USED INOPERATING ACTIVITIES	(734,110)	(78,678)		(812,788)

FINANCING ACTIVITIES
Convertible debt – related party	170,000			170,000
Convertible debt	306,875	78,678	a	385,553
Payments on convertible notes	(47,250)			(47,250)
Loans from related party	304,972			304,972
NET CASH PROVIDED BY FINANCING ACTIVITIES	734,597	78,678		813,275

NET INCREASE IN CASH	487			487

CASH, BEGINNING OF PERIOD	1,862			1,862

CASH, END OF PERIOD	$2,349			$2,349

Notes:

a.
Record issuance of convertible note
b.
Record accretion and accrue interest
c.
Mark-to market convertible note

AIM EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2016

NOTE 9 – SUBSEQUENT EVENTS

1.
On September 12, 2016, the Company amended its authorized capital by increasing the number of authorized common shares from 250,000,000 common shares with a par value of $0.001 per common share to 1,500,000,000 common shares with a par value of $0.001 per common share. The amendment was passed by a majority of the Company’s shareholders on September 9, 2016.
2.
Subsequent to August 31, 2016, the Company issued 219,444,444 common shares to three directors in compensation for their services to August 31, 2016. The fair value of these shares was deemed to be $395,000.
3.
Subsequent to August 31, 2016, the Company issued 220,000,000 common shares to Percana pursuant to the amended agreement outlined in Note 4. The fair value of these shares was deemed to be $220,000.
4.
Subsequent to August 31, 2016, the Company issued 25,000,000 common shares in connection with services rendered. The fair value of these shares was $75,000.
5.
Subsequent to August 31, 2016, the Company issued 40,000,000 common shares in connection with the conversion of a related party convertible note with a face value of $100,000.
6.
Subsequent to August 31, 2016, the Company issued 40,000,000 common shares in connection with debt repayment to a related party in the amount of $40,000.
7.
Subsequent to August 31, 2016, the Company issued 110,000 preferred shares to a director in compensation for their services to August 31, 2016.
8.
On October 31, 2016, the Company closed an offering and offered 3,343,340 common shares for gross proceeds of $98,300.

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

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of August 31, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management, including our chief executive officer and chief financial officer, has concluded that, as of August 31, 2015, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.  Our management reviewed the results of their assessment with our board of directors.

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

On November 1, 2016, Mr. Guil Rivera was removed as a director of the Company.

Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
Mr. James Robert Todhunter	64	President, CEO & Director
Mr. Gregorio Formoso	52	Secretary, Treasurer, CFO & Director
Dr. Carlos Arias Eguiguren	54	Director

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

●
Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●
Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
●
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

Item 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

●
our principal executive officer;
●
each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2016 and August 31, 2015,

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Robert Todhunter	2015	-	-	-	-	-	-	180,000	180,000
President, CEO, Director	2016	-	-	-	-	-	-	180,000	180,000
Gregorio Formoso	2015	-	-	-	-	-	-	-	-
Secretary, Treasurer, Director	2016	-	-	-	-	-	-	-	-
Guil Rivera	2015	-	-	-	-	-	-	36,000	36,000
Director	2016	-	-	-	-	-	-	36,000	36,000

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

Stock Options/SAR Grants

During our fiscal year ended August 31, 2016 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended August 31, 2016.

Option Exercises

During our fiscal year ended August 31, 2016 there were no options exercised by our named officers.

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.  Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.  Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The mailing address for Mr. Arias, Mr. Formoso and Mr. Rivera is Suite 514 VGP Center 6772 Ayala Ave. Makati City, Manila, Philippines.

Shareholders (1)	# of Common Shares	Percentage	# of Preferred Shares	Percentage
Gregorio Formoso	100,026,000	17.3%	-	-
Guil Rivera	100,120,000	17.4%	100,000	47.6%
Carlos Arias	19,444,444	3.4%
James Robert Todhunter (2)	235,750,000	40.9%	110,000	52.4%
All directors and executive officers as a group	455,340,444	79.0%	210,000	100.0%

(1)
This table is based upon information derived from our stock records.  The shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 576,728,348 shares of common stock outstanding as of December 15, 2016, and 210,000 preferred stock outstanding as of December 15, 2016.

(2)
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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with three directors.  We have determined that two of our directors are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15) and one of our directors is not an “independent directors”.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended August 31, 2016	Year Ended August 31, 2015
Audit fees	$20,000*	$15,325
Audit-related fees	Nil$	Nil$
Tax fees	Nil$	Nil$
All other fees	Nil$	Nil$
Total	$20,000	$15,325
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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibits

Exhibit Number	Exhibit Description
10.1	Note Purchase Agreement by and among the Company and Tangiers Investment Group, LLC, dated October 28, 2015
10.2	Convertible Promissory Note issued to Tangiers Investment Group, LLC, dated October 28, 2015
10.3	Security Agreement by and among the Company and Tangiers Investment Group, LLC, dated October 28, 2015
10.4	Convertible Promissory Note issued to Auctus Fund LLC, dated August 14, 2015
10.5	Securities Purchase Agreement by and among the Company and Auctus Fund LLC, dated August 14, 2015
10.6	Convertible Promissory Note issued to St. George Investments LLC, dated August 31, 2015
10.7	Securities Purchase Agreement by and among the Company and St. George Investments LLC, dated August 31, 2015
10.8	Convertible Promissory Note issued to EMA Financial, LLC, dated September 17, 2015
10.9	Securities Purchase Agreement by and among the Company and EMA Financial, LLC, dated September 17, 2015
10.10	Convertible Promissory Note issued to Yoshar Trading, LLC, dated January 12, 2016
10.11	Securities Purchase Agreement by and among the Company and Yoshar Trading, LLC, dated January 12, 2016
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Henderson, on the December 15, 2016.

Aim Exploration Inc.

By:/s/ James Robert Todhunter
James Robert Todhunter
President, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President,	December 15, 2016
James Robert Todhunter	Chief Executive Officer

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer,	December 15, 2016
Gregorio Formoso	Principal Financial Officer and Director