Form 10-Q
period 2016-11-30
Aim Exploration Inc.
filed 2017-03-06
CIK 1545232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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
Yes  ☐      No ☑

As of March 1, 2017 the registrant had 686,728,348 shares of common stock issued and outstanding and 100,000 shares of preferred stock issued and outstanding.

AIM EXPLORATION INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2016

(Unaudited)

Condensed Consolidated Balance Sheets of November 30, 2016 (Unaudited) and August 31, 2016 (Amended)

Condensed Consolidated Statements of Operations for the 3 months ended November 30, 2016 & 2015 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the 3 months ended November 30, 2016 & 2015 (Unaudited)

Notes to the Condensed Consolidated Financial Statements (Amended) (Unaudited)

AIM EXPLORATION INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	November 30, 2016	August 31, 2016

CURRENT ASSETS
Cash	$783	$417
Prepaid deposits and services	111,041	72,873
Total Current Assets	111,824	73,290

Mineral property	804,656	342,656

TOTAL ASSETS	$916,480	$415,946

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$269,967	$211,601
Loans payable	98,350	69,350
Loans payable – related party	454,075	598,955
Convertible note – related party	140,744	191,264
Convertible note, net of unamortized discount	475,092	433,446
Derivative liability	791,582	796,509
TOTAL LIABILITIES	2,229,810	2,301,125

STOCKHOLDERS' DEFICIT
Capital Stock Authorized 1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (100,000 as at August 31, 2016)	100	100
1,500,000,000 shares of common stock, $0.001 par value Issued and outstanding 576,728,348 shares (22,392,729 shares outstanding as at August 31, 2016) (Note 6)	699,942	145,607
Additional paid in capital	1,489,175	871,507
Shares receivable	(5,090)	(5,090)
Accumulated deficit	(3,497,457)	(2,897,303)

TOTAL STOCKHOLDERS' DEFICIT	(1,313,330)	(1,885,179)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$916,480	$415,946

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	3 months ended November 30, 2016	3 months ended November 30, 2015
		(Restated)
REVENUE
Total Revenue	$0	$0

Gross Profit	0	0

MINERAL PROPERTY OPERATIONS
Acquisition	-	-
Exploration	-	-
Total Mineral Property Operations	-	-

EXPENSES
Accretion	40,410	96,445
Consulting fees	12,534	46,937
Filling fees	2,430	1,890
Office & general	11,396	7,768
Professional fees	7,123	29,678
Public relations	22,438	829
Related party – director’s fees	388,833	-
Related party – management fees	45,000	54,000

Total Expenses	530,164	237,547

Net Loss	(530,164)	(237,547)

Interest expense	(13,446)	(25,689)
Finance costs	-	(137,921)
Unrealized foreign exchange loss	(61,471)	-
Gain (loss) on derivative liability	4,927	(24,256)

Total Other Expense	(69,990)	(187,866)

Net Income (Loss)	$(600,154)	$(425,413)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 6)	576,728,348	88,446,164

BASIC AND DILUTED LOSS PER PREFERRED SHARE	$(0.17)	$0.00

WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	100,000	99,452

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 months ended November 30, 2016	3 months ended November 30, 2015
		(Restated)
OPERATING ACTIVITIES
Net Loss	$(600,154)	$(425,413)
Accretion related to convertible note	40,410	96,445
Finance costs and derivative expense	13,446	148,610
Change in fair value of derivative liability	(4,927)	24,256
Shares issued for services	535,833	-
Adjustments to reconcile Net Loss to netCash used in operating activities:
Prepaid deposits and services	(38,168)	21,596
Accounts Payable	58,366	2,599

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,806	(131,907)

FINANCING ACTIVITIES
Loans payable	29,000	-
Convertible debt	-	155,000
Loans to related party	(33,440)	(22,720)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,440)	132,280

NET INCREASE IN CASH	366	373

CASH, BEGINNING OF PERIOD	417	2,349

CASH, END OF PERIOD	$783	$2,722

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2016 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is an exploration stage company as defined by FASB ASC 915. The Company was organized to engage in mineral exploration and has incurred losses totaling $3,497,457 since inception. The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at November 30, 2016 and 2015.

Functional Currency
The financial statements are presented in United States dollars, which is also the functional currency of the Company. The functional currency of its subsidiary is the Peruvian Nuevos Sol.

Advertising
Advertising costs are expensed as incurred. As of November 30, 2016, no advertising costs have been incurred.

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

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2016 (unaudited)

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

- Level 1: $783
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
November 30, 2016 (unaudited)

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

Mineral Property Costs
Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has capitalized $804,656 of mineral property acquisition costs reflecting its investment in its properties.

Stock-based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010. ASC 718-10-30-2 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through November 30, 2016.

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
November 30, 2016 (unaudited)

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

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2016 (unaudited)

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $2,117,986, an accumulated deficit of $3,497,457 and net loss from operations since inception of $3,497,457. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merging with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing common shares.

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

In consideration for the above concessions, the Company has issued 63,000 restricted common shares (15,750,000 restricted common shares pre-consolidation) (Note 6) to Percana in two separate blocks; the first block consists of 25,200 common shares (6,300,000 common shares pre-consolidation) which are to be held in escrow until either the Company raises $1,000,000 or when Percana waives this requirement. The second block consists of 37,800 common shares (9,450,000 common shares pre-consolidation) which are to be held in escrow until such time as the Company is satisfied at its discretion that any arbitration issues have been resolved with the third concession, at which time the shares may be released out of escrow at the option of Percana. The fair value of these shares is $326,969 which was based on fair market value. On April 25, 2016, the Company entered into an amendment to its Agreement with Percana and issued an additional 15,687,000 common shares to Percana to bring its post-consolidation shareholdings back to 15,750,000 common shares. The fair value of these additional shares is $15,687. An additional 220,000,000 common shares were issued on September 14, 2016, pursuant to this amended agreement. The fair values of these shares is $462,000. Furthermore, under the terms of the amended Agreement, the Company agreed to issue additional common shares to Percana at any time common shares are issued to any director and/or controlling shareholder of the Company, the number of common shares issued to Percana to be equal to those issued to the director and/or controlling shareholder.

These Mining Concessions were acquired based on the assumption the properties are rich in high grade Anthracite Coal, currently there are 20 small tunnels on the property already producing anthracite coal which was being mined by illegal miners. Testing of the coal samples was performed indicating the presence of high-grade anthracite coal. Prior to acquisition AIM reviewed a non-compliant technical report prepared by Engineers/Geologists together with hiring a US based firm Gustavson Associates to visit the

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2016 (unaudited)

NOTE 4 – MINERAL PROPERTY (CONTINUED)

Peruvian Mining Claims (Continued):

property and review the reports. The firm provided AIM with a report, which included recommendation for further exploration.

One of the Company’s director is also a director of Percana.

NOTE 5 – CONVERTIBLE NOTE

During the three months ended November 30, 2016, 9,891,175 common shares were issued in relation to conversion options exercised during the period, which reduced the convertible debt by $8,730. Of this amount, $7,650 related to principal of the convertible notes and $1,080 related to accrued interest.

An additional 400,000 common shares were issued in relation to related party conversion options exercised during the period, which reduced the related party convertible debt by $54,000.

An embedded derivative has been bifurcated and accounted for separately from the debt host. Accordingly, the Company recorded the estimated derivative as a liability upon issuance of the convertible notes. The derivative liability was recorded by reducing the carrying value of the convertible notes. The fair value of the embedded derivative fluctuates with the fair value of the Company’s common stock, which is calculated each quarter using the Black-Scholes valuation model. During the three months ended November 30, 2016, the Company recognized change in fair value of the derivative liability of $4,927 related to the change in fair value of the conversion feature. The change in fair value of the conversion feature was recorded through operating results.

The following convertible notes were outstanding as at November 30, 2016 and August 31, 2016:

	November 30, 2016	August 31, 2016
Note balance	$432,814	$440,464
Debt discounts	(4,591)	(45,001)
Accrued interest	46,869	37,983
	$475,092	$433,446

The following convertible notes to related parties were outstanding as at November 30, 2016 and August 31, 2016:

	November 30, 2016	August 31, 2016
Note balance	$116,000	$170,000
Debt discounts	–	–
Accrued interest	24,744	21,264
	$140,744	$191,264

The convertible note debt discount is being accreted to finance costs using the straight-line method over the contractual term of the debt. During the period ended November 30, 2016, the Company recognized in the normal course accretion expense of $40,410.

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2016 (unaudited)

NOTE 6 – CAPITAL STOCK

On April 25, 2016, the Company consolidated its share capital on a 250:1 basis. All common shares and per share amounts have been restated to reflect this share consolidation.

The Company has authorized 250,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

At November 30, 2016, 576,728,348 shares of common stock were issued and outstanding, and 100,000 shares of preferred stock were issued and outstanding.

Three months ended November 30, 2016

On September 14, 2016, the Company issued an additional 220,000,000 to Percana to bring their post-consolidation shareholdings to 235,750,000 common shares. The value of these additional shares is $220,000 which is based on fair market value. These shares were issued in connection with the acquisition of certain mining property. (Note 4)

During the three months ended November 30, 2016, the Company issued 9,891,175 common shares pursuant to the exercise of the option attached to outstanding convertible notes and 400,000 common shares pursuant to the exercise of the option attached to outstanding related party convertible notes. (Note 5)

During the three months ended November 30, 2016, the Company issued 25,000,000 common shares in connection with services rendered. Such services had a fair value of $75,000.

During the three months ended November 30, 2016, the Company issued 219,444,444 common shares in connection with director’s compensation. Such services had a fair value of $395,000. Of this amount $323,000 was expensed during the current period and $72,000 reduced an amount due to a related party.

During the three months ended November 30, 2016, the Company issued 79,600,000 common shares in connection with paying down $79,600 of debt to a related party.

Year ended August 31, 2016

On April 25, 2016, the Company issued an additional 15,687,000 to Percana to bring their post-consolidation shareholdings back up to 15,750,000 common shares. The value of these additional shares is $15,687. These shares were issued in connection with the acquisition of certain mining property. (Note 4)

During the year ended August 31, 2016, the Company issued 1,862,835 common shares pursuant to the exercise of the option attached to outstanding convertible notes. (Note 5)

During the year ended August 31, 2016, the Company issued 1,286,494 common shares in connection with services rendered. Such services had a fair value of $126,590.

During the year ended August 31, 2016, the Company issued 3,200,000 common shares in connection with paying down $3,200 of debt to two related parties.

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2016 (unaudited)

NOTE 7 – LOAN PAYABLE - RELATED PARTIES

During the period ended November 30, 2016 and 2015, advances from a director of the Company were $8,061 and $550, respectively. The amounts are unsecured, non-interest bearing and are due on demand. During the same period, the Company made repayments of $86,500 to a director. Common shares were issued to repay $72,000 of this amount. (Note 6)

During the period ended November 30, 2016 and 2015, the Company made repayments to related parties, issuing 79,600,000 common shares of the Company with a fair value of $111,440.

During the period ended November 30, 2016 and 2015, management fees totaling $45,000 and $54,000, respectively, where accrued as payable to directors of the Company.

During the period ended November 30, 2016, the Company issued 219,444,444 common shares to directors in compensation for services totaling $460,833.

As at November 30, 2016, the Company owed related party loans of $454,075 and related party convertible notes, net of unamortized discount, of $140,744.

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

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2016 (unaudited)

NOTE 8 – RESTATEMENTS – CONTINUED

BALANCE SHEET

November 30, 2015
ASSETS	Originally Stated	Adjustments	Note	Restated
CURRENT ASSETS
Cash	$2,722			$2,722
Loans receivable	45,800			45,800
Deposits	17,707			17,707
Total Current Assets	66,229			66,229
Mineral property investment	326,969			326,969
TOTAL ASSETS	$393,198			$393,198

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$217,112			$217,112
Loans payable – related party	455,733			455,733
Convertible note – related party	82,255			82,255
Convertible note, net of unamortized discount	166,463	13,328+ 2,443 + 19,562 + 3,645	b	205,441
Derivative liability	736,435	146,204 – 4,052 – 4,723	a, c	873,864
TOTAL LIABILITIES	1,657,998	176,407		1,834,405

STOCKHOLDERS' EQUITY (DEFICIT)
Capital StockAuthorized 250,000,000 shares of common stock, $0.001 par valueIssued and outstanding 126,126,678 shares (89,100,000 shares outstanding as at August 31, 2015) 1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (1,000,000 as at August 31, 2015)	89,200			89,200
Additional paid in capital	651,005			651,005
Accumulated deficit	(2,005,005)	(176,407)	a, b, c	(2,181,412)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,264,800)	(176,407)		(1,441,207)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$393,198			$393,198

Notes:

a.
Record issuance of convertible note
b.
Record accretion and accrue interest
c.
Mark-to market convertible note

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2016 (unaudited)

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
November 30, 2016 (unaudited)

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
Mark-to market convertible note

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2016 (unaudited)

NOTE 9 – SUBSEQUENT EVENTS

a.
Subsequent to November 30, 2016, 55,000,000 common shares were issued in relation to related party conversion options exercised during the period, which reduced the related party convertible debt by $74,250.

b.
Subsequent to November 30, 2016, the Company issued 55,000,000 common shares in connection with paying down $55,000 of debt to a related party.

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
Results of Operations for the Three Months Ended November 30, 2016 Compared to the Same Period in 2015
No Revenues
Since our inception on February 18, 2010 to November 30, 2016, we have not yet earned any revenues. As of November 30, 2016, we have an accumulated deficit of $3,497,457. At this time, our ability to generate any significant revenues continues to be uncertain.
Net Loss
We incurred a net loss of $600,154 for the three months ended November 30, 2016 compared to our net loss of $425,413 for the three months ended November 30, 2015. The increase in net loss was mainly due to increased director’s fees, office expenses, and public relations. Since February 18, 2010 (date of inception) to November 30, 2016, we have incurred a net loss of $3,497,457.
Expenses
Our total operating expenses for the three months ended November 30, 2016 were $600,154 compared to $425,413, for the same period in 2015. Our consulting fees decreased by $34,403 from $46,937 to $12,534 for the three months ended November 30, 2016. Director’s fees increased by $388,833 from $Nil to $388,833 for the three months ended November 30, 2016. Filing fees increased by $540 from $1,890 to $2,430 for the three months ended November 30, 2016. Management fees decreased by $9,000 from $54,000 to $45,000 for the three months ended November 30, 2016. Office and general costs consisting of bank charges, travel, meals and entertainment, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies, increased by $3,628 from $7,768 to $11,396 for the three months ended November 30, 2016. Professional fees decreased by $22,555 from $29,678 to $7,123 for the three months ended November 30, 2016. Public relation costs increased by $21,609 from $829 to $22,438 for the three months ended November 30, 2016.
In addition, we incurred costs related to the convertible notes issued and outstanding during the comparable periods. Interest expense relating to such notes decreased by $12,243 from $25,689 for the nine months ended May 31, 2015 to $13,446 for the three months ended November 30, 2016. Accretion decreased by $56,035 from $96,445 to $40,410 for the three months ended November 30, 2016.

Finance costs decreased by $137,921 from $137,921 to $Nil for the three months ended November 30, 2016. A change in the fair value of the derivative liability in the amount of $4,927 was recognized during the three months ended November 30, 2016 in comparison to a change of $24,256 during the three months ended November 30, 2015.

Liquidity and Capital Resources

Three Month Period Ended November 30, 2016

As at November 30, 2016, our total assets were $916,480 compared to $415,946 in total assets at August 31, 2016. As at November 30, 2016, our current liabilities were $2,229,810, which was comprised of accounts payable and accrued liabilities of $269,967, loans payable of $98,350, loans from related party of $475,092, convertible notes due to related parties of $140,744, convertible notes, net of unamortized discount of $475,092 and a derivative liability of $791,582. Stockholders’ deficit was $1,313,330 as of November 30, 2016, compared to stockholders' deficit of $1,885,179 as of August 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended November 30, 2016, net cash flows provided by operating activities was $4,806, compared to $131,907 used during the same period in 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements, convertible notes or the issuance of equity. For the three month period ended November 30, 2016 net cash used in financing activities was $4,440 compared to $132,280 provided by the same period in 2015.

Plan of Operation

Our plan of operation for the next twelve months is to grow our business through the exploration of our current properties and additional properties that we acquire.

Going Concern

Our independent auditors' review report accompanying our August 31, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of November 30, 2016, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of February 29, 2016, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of November 30, 2016, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of November 30, 2016, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this quarterly report applicable for the period covered by this report.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Not applicable.

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	March 6, 2017
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	March 6, 2017
Gregorio Formoso