Form 10-Q
period 2017-02-28
Aim Exploration Inc.
filed 2017-05-16
CIK 1545232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐      No ☑

As of May 1, 2017 the registrant had 686,728,348 shares of common stock issued and outstanding and 100,000 shares of preferred stock issued and outstanding.

AIM EXPLORATION INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIM EXPLORATION INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2017

(Unaudited)

Condensed Consolidated Balance Sheets of February 28, 2017 (Unaudited) and August 31, 2016 (Amended)

Condensed Consolidated Statements of Operations for the 3 and 6 months ended February 28, 2017 & 2016 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the 6 months ended February 28, 2017 & 2016 (Unaudited)

Notes to the Condensed Consolidated Financial Statements (Amended) (Unaudited)

AIM EXPLORATION INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	February 28, 2017	August 31, 2016

CURRENT ASSETS
Cash	$1,057	$417
Prepaid deposits and services	70,796	72,873
Total Current Assets	71,853	73,290

Mineral property	804,656	342,656

TOTAL ASSETS	$876,509	$415,946

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$283,892	$211,601
Loans payable	98,350	69,350
Loans payable – related party	451,224	598,955
Convertible note – related party	264,838	191,264
Convertible note, net of unamortized discount	359,785	433,446
Derivative liability	742,868	796,509
TOTAL LIABILITIES	2,200,957	2,301,125

STOCKHOLDERS' DEFICIT
Capital Stock Authorized 1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (100,000 as at August 31, 2016)	100	100
1,500,000,000 shares of common stock, $0.001 par value Issued and outstanding 686,728,348 shares (22,392,729 shares outstanding as at August 31, 2016) (Note 6)	809,942	145,607
Additional paid in capital	2,182,458	871,507
Shares receivable	(5,090)	(5,090)
Accumulated deficit	(4,311,858)	(2,897,303)

TOTAL STOCKHOLDERS' DEFICIT	(1,324,448)	(1,885,179)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$876,509	$415,946

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	6 months ended February 28, 2017	6 months ended February 29, 2016	3 months ended February 28, 2017	3 months ended February 29, 2016
REVENUE
Total Revenue	$-	$-	$-	$-

Gross Profit	-	-	-	-

MINERAL PROPERTY OPERATIONS
Acquisition	-	-	-	-
Exploration	-	-	-	-
Total Mineral Property Operations	-	-	-	-

EXPENSES
Accretion	45,001	324,356	4,591	227,911
Consulting fees	33,527	59,037	20,993	12,100
Filling fees	7,540	7,950	5,110	6,060
Finder’s fees	-	15,000	-	15,000
Office & general	20,569	19,575	9,174	11,807
Professional fees	33,644	94,074	26,521	64,396
Public relations	44,630	15,406	22,192	14,577
Related party – director’s fees	388,833	-	-	-
Related party – management fees	90,000	108,000	45,000	54,000

Total Expenses	663,744	643,398	133,581	405,851

Loss from operations	(663,744)	(643,398)	(133,581)	(405,851)

Interest expense	(38,958)	(30,007)	(25,512)	(4,318)
Finance costs	-	(172,601)	-	(34,680)
Related party – loss on settlement of debt	(660,000)	-	(660,000)	-
Unrealized foreign exchange loss	(61,636)	-	(165)	-
Gain (loss) on derivative liability	9,783	229,436	4,856	253,692

Total Other Expense	(750,811)	26,828	(680,821)	214,694

Net Loss	$(1,414,555)	$(616,570)	$(814,402)	$(191,157)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$(0.60)	$0.00	$(0.50)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	566,864,128	370,026	659,839,459	383,652
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 months ended February 28, 2017	6 months ended February 29, 2016

OPERATING ACTIVITIES
Net Loss	$(1,414,555)	$(616,570)
Accretion related to convertible note	45,001	324,356
Finance costs and derivative expense	38,958	202,609
Change in fair value of derivative liability	(9,783)	(229,436)
Related party – loss on repayment of debt	660,000	-
Shares issued for services	535,832	31,500
Adjustments to reconcile Net Loss to net cash used in operating activities:
Prepaid deposits and services	2,077	(2,189)
Accounts Payable	72,291	69,473
NET CASH USED IN OPERATING ACTIVITIES	(70,179)	(220,257)

FINANCING ACTIVITIES
Convertible debt	-	215,000
Loans payable	29,000	-
Loans from related party	41,819	2,906
NET CASH PROVIDED BY FINANCING ACTIVITIES	70,819	217,906

NET (DECREASE) INCREASE IN CASH	640	(2,351)

CASH, BEGINNING OF PERIOD	417	2,349

CASH, END OF PERIOD	$1,057	$(2)

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2017 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is an exploration stage company as defined by FASB ASC 915. The Company was organized to engage in mineral exploration and has incurred losses totaling $4,311,858 since inception. The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at February 28, 2017 and 2016.

Functional Currency

The financial statements are presented in United States dollars, which is also the functional currency of the Company. The functional currency of its subsidiary is the Peruvian Nuevos Sol.

Advertising

Advertising costs are expensed as incurred. As of February 28, 2017, no advertising costs have been incurred.

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
February 28, 2017 (unaudited)

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

- Level 1: $1,057
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
February 28, 2017 (unaudited)

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

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010. ASC 718-10-30-2 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through February 28, 2017.

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

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2017 (unaudited)

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $2,129,104, an accumulated deficit of $4,311,858 and net loss from operations since inception of $4,311,858. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merging with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing common shares.

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

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2017 (unaudited)

NOTE 4 – MINERAL PROPERTY (CONTINUED)

Peruvian Mining Claims (Continued):

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

NOTE 5 – CONVERTIBLE NOTE

During the six months ended February 28, 2017, 9,891,175 common shares were issued in relation to conversion options exercised during the period, which reduced the convertible debt by $8,730. Of this amount, $7,650 related to principal of the convertible notes and $1,080 related to accrued interest.

An additional 400,000 common shares were issued in relation to related party conversion options exercised during the period, which reduced the related party convertible debt by $54,000.

An embedded derivative has been bifurcated and accounted for separately from the debt host. Accordingly, the Company recorded the estimated derivative as a liability upon issuance of the convertible notes. The derivative liability was recorded by reducing the carrying value of the convertible notes. The fair value of the embedded derivative fluctuates with the fair value of the Company’s common stock, which is calculated each quarter using the Black-Scholes valuation model. During the six months ended February 28, 2017, the Company recognized change in fair value of the derivative liability of $9,783 related to the change in fair value of the conversion feature. The change in fair value of the conversion feature was recorded through operating results.

During the six months ended February 28, 2017, the Company repaid notes with a principal balance of $18,302 plus accrued interest in the amount of $3,014. The Company recorded a gain on the repayment of the convertible note in the amount of $33,283, which was credited to the additional paid in capital account. During the same period, convertible notes with a principal balance of $100,975 plus accrued interest in the amount of $14,567 were assumed by related parties.

The following convertible notes were outstanding as at February 28, 2017 and August 31, 2016:

	February 28, 2017	August 31, 2016
Note balance	$313,537	$440,464
Debt discounts	–	(45,001)
Accrued interest	46,248	37,983
	$359,785	$433,446

The following convertible notes to related parties were outstanding as at February 28, 2017 and August 31, 2016:

	February 28, 2017	August 31, 2016
Note balance	$216,975	$170,000
Accrued interest	47,863	21,264
	$264,838	$191,264

The convertible note debt discount is being accreted to finance costs using the straight-line method over the contractual term of the debt. During the period ended February 28, 2017, the Company recognized in the normal course accretion expense of $45,001.

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2017 (unaudited)

NOTE 6 – CAPITAL STOCK

On April 25, 2016, the Company consolidated its share capital on a 250:1 basis. All common shares and per share amounts have been restated to reflect this share consolidation.

The Company has authorized 250,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

At February 28, 2017, 686,728,348 shares of common stock were issued and outstanding, and 100,000 shares of preferred stock were issued and outstanding.

Six months ended February 28, 2017

On September 14, 2016, the Company issued an additional 220,000,000 to Percana to bring their post-consolidation shareholdings to 235,750,000 common shares. The value of these additional shares is $462,000 which is based on fair market value. These shares were issued in connection with the acquisition of certain mining property. (Note 4)

During the six months ended February 28, 2017, the Company issued 9,891,175 common shares pursuant to the exercise of the option attached to outstanding convertible notes and 400,000 common shares pursuant to the exercise of the option attached to outstanding related party convertible notes. (Note 5)

During the six months ended February 28, 2017, the Company issued 25,000,000 common shares in connection with services rendered. Such services had a fair value of $75,000.

During the six months ended February 28, 2017, the Company issued 219,444,444 common shares in connection with director’s compensation. Such services had a fair value of $395,000. Of this amount $323,000 was expensed during the current period and $72,000 reduced an amount due to a related party.

During the six months ended February 28, 2017, the Company issued 189,600,000 common shares in connection with paying down $189,600 of debt to a related party.

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

NOTE 7 – LOAN PAYABLE - RELATED PARTIES

During the period ended February 28, 2017 and 2016, advances from a director of the Company were $38,297 and $550, respectively. The amounts are unsecured, non-interest bearing and are due on demand. During the same period, the Company made repayments of $86,500 to a director. Common shares were issued to repay $72,000 of this amount. (Note 6)

During the period ended February 28, 2017 and 2016, the Company made repayments to related parties, issuing 189,600,000 common shares of the Company with a fair value of $221,440.

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2017 (unaudited)

NOTE 7 – LOAN PAYABLE - RELATED PARTIES – CONTINUED

During the period ended February 28, 2017 and 2016, management fees totaling $90,000 and $108,000, respectively, where accrued as payable to directors of the Company.

During the period ended February 28, 2017, the Company issued 219,444,444 common shares to directors in compensation for services totaling $460,833.

As at February 28, 2017, the Company owed related party loans of $451,224 and related party convertible notes, net of unamortized discount, of $264,838.

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

Results of Operations for the Six Months Ended February 28, 2017 Compared to the Same Period in 2016

No Revenues

Since our inception on February 18, 2010 to February 28, 2017, we have not yet earned any revenues. As of February 28, 2017, we have an accumulated deficit of $4,311,858. At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $1,414,555 for the six months ended February 28, 2017 compared to our net loss of $616,570 for the six months ended February 29, 2016. The increase in net loss was mainly due to increased director’s fees, office expenses, and public relations, as well as a loss recorded on the repurchase of related party debt. Since February 18, 2010 (date of inception) to February 28, 2017, we have incurred a net loss of $4,311,858.

Expenses

Our total operating expenses for the six months ended February 28, 2017 were $1,414,555 compared to $616,570, for the same period in 2016. Our consulting fees decreased by $25,510 from $59,037 to $33,527 for the six months ended February 28, 2017. Director’s fees paid to related parties increased by $388,833 from $Nil to $388,833 for the six months ended February 28, 2017. Filing fees decreased by $410 from $7,950 to $7,540 for the six months ended February 28, 2017. Management fees paid to related parties decreased by $18,000 from $108,000 to $90,000 for the six months ended February 28, 2017. Office and general costs consisting of bank charges, travel, meals and entertainment, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies, increased by $994 from $19,575 to $20,569 for the six months ended February 28, 2017. Professional fees decreased by $60,430 from $94,074 to $33,644 for the six months ended February 28, 2017. Public relation costs increased by $29,224 from $15,406 to $44,630 for the six months ended February 28, 2017.

In addition, we incurred costs related to the convertible notes issued and outstanding during the comparable periods. Interest expense relating to such notes increased by $8,951 from $30,007 for the six months ended February 29, 2016 to $38,958 for the six months ended February 28, 2017. Accretion decreased by $279,355 from $324,356 to $45,001 for the six months ended February 28, 2017. Finance costs decreased by $172,601 from $172,601 to $Nil for the six months ended February 28, 2017. A change in the fair value of the derivative liability in the amount of $9,783 was recognized during the six months ended February 28, 2017 in comparison to a change of $229,436 during the six months ended February 29, 2016.

Liquidity and Capital Resources

Six Month Period Ended February 28, 2017

As at February 28, 2017, our total assets were $876,509 compared to $415,946 in total assets at August 31, 2016. As at February 28, 2017, our current liabilities were $2,200,957, which was comprised of accounts payable and accrued liabilities of $283,892, loans payable of $98,350, loans from related party of $451,224, convertible notes due to related parties of $264,838, convertible notes, net of unamortized discount of $359,785 and a derivative liability of $742,868. Stockholders’ deficit was $1,324,448 as of February 28, 2017, compared to stockholders' deficit of $1,885,179 as of August 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended February 28, 2017, net cash flows used by operating activities was $70,179, compared to $220,257 during the same period in 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements, convertible notes or the issuance of equity. For the six month period ended February 28, 2017, net cash provided by financing activities was $70,819, compared to $217,906 provided by the same period in 2016.

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

Off-Balance Sheet Arrangements

As of February 28, 2017, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of February 28, 2017, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of February 28, 2017, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of February 28, 2017, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this quarterly report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A company called Tarpon Bay commenced legal action with the company as at August 30, 2016 claiming the company owed them $78,678. The company is disputing the claim and it is currently in the hands of the courts. This relates to the S-1 registration statement that became effective June 1, 2015. The S-1 that was registered in the name of Southridge Capital and the amount of the claim represents the “standby fee”. In view of the fact that the equity line of credit with Southridge Capital was completed wrong and could not be utilized technically Southridge or Tarpon Bay was not on “standby”. The S-1 registration statement was approved by Southridge (Tarpon Bay) in- house legal department prior to submitting to the SEC for registration." There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. On April 11, 2017, Tarpon Bay dismissed the action without prejudice.

A company called LG Capital Funding LLC commenced legal action with the company as at December 22, 2016, claiming the company owed them $130,000. The company is defending its position and it is currently in the hands of the courts. This relates to a convertible note held by LG Capital Funding LLC in the amount of $57,875 and dated June 5, 2016. Following conversions, the current principal amount owing is $32,500 plus accrued interest.

A company called Adars Bay LLC commenced legal action with the company as at February 21, 2017, claiming the company owed them $200,000. The company is defending its position and it is currently in the hands of the courts. This relates to a convertible note held by Adars Bay LLC in the amount of $45,000 and dated November 6, 2014. Following conversions and payment by the company, the current principal amount owing is $24,000 plus accrued interest.

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	May 16, 2017
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	May 16, 2017
Gregorio Formoso