Form 10-Q
period 2017-05-31
Aim Exploration Inc.
filed 2017-06-23
CIK 1545232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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
Yes  ☐      No ☑

As of June 23, 2017, the registrant had 686,728,348 shares of common stock issued and outstanding and 100,000 shares of preferred stock issued and outstanding.

AIM EXPLORATION INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIM EXPLORATION INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017

(Unaudited)

Condensed Consolidated Balance Sheets of May 31, 2017 (Unaudited) and August 31, 2016 (Amended)

Condensed Consolidated Statements of Operations for the 3 and 9 months ended May 31, 2017 & 2016 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the 9 months ended May 31, 2017 & 2016 (Unaudited)

Notes to the Condensed Consolidated Financial Statements (Amended) (Unaudited)

AIM EXPLORATION INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	May 31, 2017	August 31, 2016

CURRENT ASSETS
Cash	$16,790	$417
Prepaid deposits and services	51,909	72,873
Total Current Assets	68,699	73,290

Mineral property	804,656	342,656

TOTAL ASSETS	$873,355	$415,946

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$270,272	$211,601
Loans payable	98,350	69,350
Loans payable – related party	528,414	598,955
Convertible note – related party	270,843	191,264
Convertible note, net of unamortized discount	372,326	433,446
Derivative liability	773,973	796,509
TOTAL LIABILITIES	2,314,178	2,301,125

STOCKHOLDERS' DEFICIT
Capital StockAuthorized 1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (100,000 as at August 31, 2016)	100	100
1,500,000,000 shares of common stock, $0.001 par valueIssued and outstanding 686,728,348 shares (22,392,729 shares outstanding as at August 31, 2016) (Note 6)	809,942	145,607
Additional paid in capital	2,182,458	871,507
Shares receivable	(5,090)	(5,090)
Accumulated deficit	(4,428,233)	(2,897,303)

TOTAL STOCKHOLDERS' DEFICIT	(1,440,823)	(1,885,179)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$873,355	$415,946

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	9 months ended May 31, 2017	9 months ended May 31, 2016	3 months ended May 31, 2017	3 months ended May 31, 2016
REVENUE
Total Revenue	$-	$-	$-	$-

Gross Profit	-	-	-	-

MINERAL PROPERTY OPERATIONS
Acquisition	-	-	-	-
Exploration	-	-	-	-
Total Mineral Property Operations	-	-	-	-

EXPENSES
Accretion	47,865	452,826	2,864	128,470
Consulting fees	52,432	64,437	18,904	5,400
Filling fees	11,941	9,835	4,401	1,885
Finder’s fees	-	15,000	-	-
Office & general	30,635	40,509	10,067	20,934
Professional fees	62,366	105,016	28,722	10,942
Public relations	67,315	38,868	22,685	23,462
Related party – director’s fees	388,833	-	-	-
Related party – management fees	135,000	162,000	45,000	54,000

Total Expenses	796,387	888,491	132,643	245,093

Loss from operations	(796,387)	(888,491)	(132,643)	(245,093)

Interest expense	(54,640)	(46,143)	(15,682)	(16,136)
Finance costs	(34,593)	(172,601)	(34,593)	-
Related party – loss on settlement of debt	(660,000)	-	-	-
Unrealized foreign exchange loss	(61,580)	-	56	-
Gain (loss) on derivative liability	76,270	187,908	66,487	(41,528)

Total Other Income (Expense)	(734,543)	(30,836)	16,268	(57,664)

Net Loss	$(1,530,930)	$(919,327)	$(116,375)	$(302,757)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.37)	$0.00	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	607,257,931	2,481,750	686,728,348	6,728,673
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 months ended May 31, 2017	9 months ended May 31, 2016

OPERATING ACTIVITIES
Net Loss	$(1,530,930)	$(919,327)
Accretion related to convertible note	47,865	452,826
Finance costs and derivative expense	89,233	218,744
Change in fair value of derivative liability	(76,270)	(187,908)
Related party – loss on repayment of debt	660,000	-
Shares issued for services	535,832	31,500
Adjustments to reconcile Net Loss to net cash used in operating activities:
Prepaid deposits and services	20,964	17,064
Accounts Payable	58,671	80,993
NET CASH USED IN OPERATING ACTIVITIES	(194,635)	(306,108)

FINANCING ACTIVITIES
Convertible debt	63,000	215,000
Loans payable	29,000	-
Loans from related party	119,008	89,795
NET CASH PROVIDED BY FINANCING ACTIVITIES	211,008	304,795

NET (DECREASE) INCREASE IN CASH	16,373	(1,313)

CASH, BEGINNING OF PERIOD	417	2,349

CASH, END OF PERIOD	$16,790	$1,036

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2017 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) is an exploration stage company as defined by FASB ASC 915. The Company was organized to engage in mineral exploration and has incurred losses totaling $4,428,233 since inception. The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at May 31, 2017 and 2016.

Functional Currency

The financial statements are presented in United States dollars, which is also the functional currency of the Company. The functional currency of its subsidiary is the Peruvian Nuevos Sol.

Advertising

Advertising costs are expensed as incurred. As of May 31, 2017, no advertising costs have been incurred.

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

- Level 1: $16,790
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

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010. ASC 718-10-30-2 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through May 31, 2017.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $2,245,479, an accumulated deficit of $4,428,233 and net loss from operations since inception of $4,428,233. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merging with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing common shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 – MINERAL PROPERTY

Peruvian Mining Claims:

On June 23, 2014, Aim Exploration, Inc. entered into a Mining Concession Asset Acquisition Agreement (the “Agreement”) with Percana Mining Corp. (“Percana”). Pursuant to the Agreement, the Company acquired three separate mining concessions. Two of the concession titles are unencumbered and comprise 40% of the mining concessions. These two concessions are known as El Tunel Del Tiempo 1 code 11060780 and El Tunel Del Tiempo 2 code 11060781, and the registered ownership of these two concessions have been transferred to the Company. The third concession property known as Agujeros Negros MA-AG comprising the remaining 60% has also been transferred to the Company.

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

NOTE 5 – CONVERTIBLE NOTE

During the nine months ended May 31, 2017, the Company issued convertible notes with a principal balance of $63,000, with maturity dates of February 28, 2018, and an interest rate per annum of 22%. The principal is convertible into shares of the Company at a conversion rate equal to 61% of the lowest trading price of the Company’s common stock for the fifteen prior trading days, as defined in the agreements.

During the nine months ended May 31, 2017, 9,891,175 common shares were issued in relation to conversion options exercised during the period, which reduced the convertible debt by $8,730. Of this amount, $7,650 related to principal of the convertible notes and $1,080 related to accrued interest.

An additional 400,000 common shares were issued in relation to related party conversion options exercised during the period, which reduced the related party convertible debt by $54,000.

An embedded derivative has been bifurcated and accounted for separately from the debt host. Accordingly, the Company recorded the estimated derivative as a liability upon issuance of the convertible notes. The derivative liability was recorded by reducing the carrying value of the convertible notes. The fair value of the embedded derivative fluctuates with the fair value of the Company’s common stock, which is calculated each quarter using the Black-Scholes valuation model. During the nine months ended May 31, 2017, the Company recognized change in fair value of the derivative liability of $76,270 related to the change in fair value of the conversion feature. The change in fair value of the conversion feature was recorded through operating results.

During the nine months ended May 31, 2017, the Company repaid notes with a principal balance of $18,302 plus accrued interest in the amount of $3,014. The Company recorded a gain on the repayment of the convertible note in the amount of $33,283, which was credited to the additional paid in capital account. During the same period, convertible notes with a principal balance of $100,975 plus accrued interest in the amount of $14,567 were assumed by related parties.

The following convertible notes were outstanding as at May 31, 2017 and August 31, 2016:

	May 31, 2017	August 31, 2016
Note balance	$376,537	$440,464
Debt discounts	(60,136)	(45,001)
Accrued interest	55,925	37,983
	$372,326	$433,446

The following convertible notes to related parties were outstanding as at May 31, 2017 and August 31, 2016:

	May 31, 2017	August 31, 2016
Note balance	$216,975	$170,000
Accrued interest	53,868	21,264
	$270,843	$191,264

NOTE 5 – CONVERTIBLE NOTE (CONTINUED)

The convertible note debt discount is being accreted to finance costs using the straight-line method over the contractual term of the debt. During the period ended May 31, 2017, the Company recognized in the normal course accretion expense of $47,865.

NOTE 6 – CAPITAL STOCK

On April 25, 2016, the Company consolidated its share capital on a 250:1 basis. All common shares and per share amounts have been restated to reflect this share consolidation.

The Company has authorized 250,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

At May 31, 2017, 686,728,348 shares of common stock were issued and outstanding, and 100,000 shares of preferred stock were issued and outstanding.

Nine months ended May 31, 2017

On September 14, 2016, the Company issued an additional 220,000,000 to Percana to bring their post-consolidation shareholdings to 235,750,000 common shares. The value of these additional shares is $462,000 which is based on fair market value. These shares were issued in connection with the acquisition of certain mining property. (Note 4)

During the nine months ended May 31, 2017, the Company issued 9,891,175 common shares pursuant to the exercise of the option attached to outstanding convertible notes and 400,000 common shares pursuant to the exercise of the option attached to outstanding related party convertible notes. (Note 5)

During the nine months ended May 31, 2017, the Company issued 25,000,000 common shares in connection with services rendered. Such services had a fair value of $75,000.

During the nine months ended May 31, 2017, the Company issued 219,444,444 common shares in connection with director’s compensation. Such services had a fair value of $395,000. Of this amount $323,000 was expensed during the current period and $72,000 reduced an amount due to a related party.

During the nine months ended May 31, 2017, the Company issued 189,600,000 common shares in connection with paying down $189,600 of debt to a related party.

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

NOTE 7 – LOAN PAYABLE - RELATED PARTIES

During the period ended May 31, 2017 and 2016, advances from a director of the Company were $123,740 and $550, respectively. The amounts are unsecured, non-interest bearing and are due on demand. During the same period, the Company made repayments of $86,500 to a director. Common shares were issued to repay $72,000 of this amount. (Note 6)

During the period ended May 31, 2017, the Company made repayments to related parties, issuing 189,600,000 common shares of the Company with a fair value of $221,440. During the comparative period ended May 31, 2016, the Company received advances from related parties of $49,240 and made repayments to related parties of $121,995.

During the period ended May 31, 2017 and 2016, management fees totaling $135,000 and $162,000, respectively, where accrued as payable to directors of the Company.

During the period ended May 31, 2017, the Company issued 219,444,444 common shares to directors in compensation for services totaling $460,833.

As at May 31, 2017, the Company owed related party loans of $528,414 and related party convertible notes, net of unamortized discount, of $270,843.

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

Results of Operations for the Nine Months Ended May 31, 2017 Compared to the Same Period in 2016

No Revenues

Since our inception on February 18, 2010 to May 31, 2017, we have not yet earned any revenues. As of May 31, 2017, we have an accumulated deficit of $4,428,233. At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $1,530,930 for the nine months ended May 31, 2017 compared to our net loss of $919,327 for the nine months ended May 31, 2016. The increase in net loss was mainly due to increased director’s fees, office expenses, and public relations, as well as a loss recorded on the repurchase of related party debt. Since February 18, 2010 (date of inception) to May 31, 2017, we have incurred a net loss of $4,428,233.

Expenses

Our total operating expenses for the nine months ended May 31, 2017 were $1,530,930 compared to $919,327, for the same period in 2016. Our consulting fees decreased by $12,005 from $64,437 to $52,432 for the nine months ended May 31, 2017. Director’s fees paid to related parties increased by $388,833 from $Nil to $388,833 for the nine months ended May 31, 2017. Filing fees increased by $2,106 from $9,835 to $11,941 for the nine months ended May 31, 2017. Management fees paid to related parties decreased by $27,000 from $162,000 to $135,000 for the nine months ended May 31, 2017. Office and general costs consisting of bank charges, travel, meals and entertainment, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies, decreased by $9,874 from $40,509 to $30,635 for the nine months ended May 31, 2017. Professional fees decreased by $42,650 from $105,016 to $62,366 for the nine months ended May 31, 2017. Public relation costs increased by $28,447 from $38,868 to $67,315 for the nine months ended May 31, 2017.

In addition, we incurred costs related to the convertible notes issued and outstanding during the comparable periods. Interest expense relating to such notes increased by $8,497 from $46,143 for the nine months ended May 31, 2016 to $54,640 for the nine months ended May 31, 2017. Accretion decreased by $404,961 from $452,826 to $47,865 for the nine months ended May 31, 2017. Finance costs decreased by $138,008 from $172,601 to $34,593 for the nine months ended May 31, 2017. A change in the fair value of the derivative liability in the amount of $76,270 was recognized during the nine months ended May 31, 2017 in comparison to a change of $187,908 during the nine months ended May 31, 2016.

Liquidity and Capital Resources

Nine Month Period Ended May 31, 2017

As at May 31, 2017, our total assets were $873,355 compared to $415,946 in total assets at August 31, 2016. As at May 31, 2017, our current liabilities were $2,314,178 compared to $2,301,125 in current liabilities at August 31, 2016; these liabilities were comprised of accounts payable and accrued liabilities of $270,272 (2016: $211,601), loans payable of $98,350 (2016: $69,350), loans from related party of $528,414 (2016: $598,955), convertible notes due to related parties of $270,843 (2016: $191,264), convertible notes, net of unamortized discount of $372,326 (2016: $433,446) and a derivative liability of $773,973 (2016: $796,509). Stockholders’ deficit was $1,440,823 as of May 31, 2017, compared to stockholders' deficit of $1,885,179 as of August 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended May 31, 2017, net cash flows used by operating activities was $194,635, compared to $306,108 during the same period in 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements, convertible notes or the issuance of equity. For the nine month period ended May 31, 2017, net cash provided by financing activities was $211,008, compared to $304,795 provided by the same period in 2016.

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

Off-Balance Sheet Arrangements

As of May 31, 2017, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of May 31, 2017, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of May 31, 2017, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of May 31, 2017, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this quarterly report applicable for the period covered by this report.

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President,	June 23rd, 2017
James Robert Todhunter	Chief Executive Officer

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer,	June 23rd, 2017
Gregorio Formoso	Principal Financial Officer and Director