Form 10-K
period 2017-08-31
Aim Exploration Inc.
filed 2017-12-06
CIK 1545232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

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

As of November 28, 2017 the registrant’s outstanding stock consisted of 724,370,720 common shares and 100,000 preferred shares.

1

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

As of August 31, 2017, we had cash reserves of $802 and a working capital deficit of $2,273,317.  We do not have sufficient funds to enable us to complete the initial phase of our exploration programs for the mining claims, and will require additional financing in order to do so. There is no assurance that we will be able to obtain additional financing.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Peruvian Property

On June 23, 2014, Aim Exploration, Inc. entered into a Mining Concession Asset Acquisition Agreement (the “Agreement”) with Percana Mining Corp. (“Percana”). Pursuant to the Agreement, the Company acquired three separate mining concessions. The concession titles are unencumbered and comprise of three separate adjoing mining concession two concessions representing 40% are known as El Tunel Del Tiempo 1 code 11060780 and El Tunel Del Tiempo 2 code 11060781, and the third concession property is known as Agujeros Negros MAAG comprising the remaining 60%, all of which are registered to the company.

In consideration for the above concessions, the Company has issued 63,000 restricted common shares (15,750,000 restricted common shares pre consolidation to Percana in two separate blocks; the first block consists of 25,200 common shares (6,300,000 common shares preconsolidation) The second block consists of 37,800 common shares (9,450,000 common shares preconsolidation). The fair value of these shares is $326,969 which was based on fair market value.

On April 25, 2016, the Company entered into an amendment to its Agreement with Percana and issued an additional 15,687,000 common shares to Percana to bring its post consolidation shareholdings back to 15,750,000 common shares. The fair value of these additional shares is $15,687. An additional 220,000,000 common shares were issued on September 14, 2016, pursuant to this amended agreement. The fair values of these shares is $462,000. Furthermore, under the terms of the amended Agreement, the Company agreed to issue additional common shares to Percana at any time common shares are issued to any director and/or controlling shareholder of the Company, the number of common shares issued to Percana to be equal to those issued to the director and/or controlling shareholder.

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

Peruvian Property Location

The property is accessible by standard vehicles; all roadways are drivable with the roadways being paved and or gravel roadways. The driving time is approx. 4 hours from the city of Trujillo Peru. In addition, there is roadway running through the property making it feasible for exploration and drilling. The entire property consists of 1,000 hectares. The official location of the property is:

Republic: Peru

Department: La Libertad

Province: Otuzco

District: Huaranchal

Spot: Between Huayobamba and Lajon

Figure 1 is a map that shows the location of the project and the surrounding area. The coordinates near the centroid of the property are 7° 44’ 13.06” S and 78° 31’ 05.87” W. The property is 1,000 hectares and are all with one contiguous block of property.

78° 40'0"W
78° 20'0"W
7°40'0"S
8°0'0"S
LUCMA
HUARANCHAL
COMPIN
ECUADOR
LA LUCIA
USQUIL
CHARAT
SINSICAP
PARANDAY
OTUZCO
LA CUESTA
SIMBAL
AGALLPAMPA
SALPO
POROTO
MACHE
JULCAN
HUANCHACO
LA ESPERANZA
EL PORVENIR
FLORENCIA DE MORA
LAREDO
TRUJILLO
BUENOS AIRES
MOCHE
CARABAMBA
Río Huaranchal
2.5 0 2.5 5 7.5 10
Km
LEYENDA
Cap. Departamento
Cap. Provincia
Cap. Distrito
Aeropuertos
PETITORIO
Red Nacional Pavimentada
Red Nacional no Pavimentada
Red Departamental Pavimentada
Red Departamental no Pavimentada
Red Vecinal Pavimentada
Red Vecinal no Pavimentada
Límite Provincial
Límite Departamental
Perú

MTC PROVIAS DESCENTRALIZADO

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

AutoCAD 2012 PLANO GEOLOGICO GENERAL.dwg
File Edit View Insert Format Tools Draw Dimension Modify Parametric Window Help Express
AutoCAD Classic
Workspace Control
cultivo
Color 22
ByLayer
ByColor
Scale to fit
ISO-25
CERRO CALVARIO
C.P. HUAYOBAMBA
H 01
H 02
H 03
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

Other Properties

Page 2 of 3

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

SGS

Rheological Properties & Ash				
G	Dilation	°C		ND
	Softening	°C		ND
	Shrinking	°C		ND
	Dilation	°C		ND
	Contracting	%		ND
	Dilation	%		ND
	Amplitude	%		ND
H	Gieseler Fluidity			ND
	Softening	°C		ND
	Plasticity	°C		ND
	Solidifying	°C		ND
	M Plasticity	ddpm		ND
I	Ash Fusion Temperature	°C		ND
J	HGI (Hard Grove Grindability Index)		ASTM D409	35
K	**Size Fraction Analysis**	%		ND
	+ 1 mm	%		ND
	+0.5 mm	%		ND
	-0.5 mm	%		ND
	-0.2 mm	%		ND
L	Ash Composition			
	SiO_2	%	ASTM D6349	38.91
	Al_2O_3	%		37.88
	Fe_2O_3	%		4.28
	TiO_2	%		2.78
	P_2O_5	%		5.33
	CaO	%		4.93
	MgO	%		1.63
	Na_2O	%		0.83
	K_2O	%		1.65
	SO_3	%		0.34
	MnO	%		0.02
	BaO	%		0.75
	SrO			0.67
	V_2O_5	%		ND
	Cr_2O_3	%		ND
				ND
M	Coke Properties	%		ND
	M-10	%		ND
	CSR	%		ND
	CRI	PSI		ND
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

As at August 31, 2017, we had cash reserves of $802 and working capital deficit of $2,273,317.  We do not have sufficient funds to enable us to complete this initial phase of our exploration programs for the mining claims. We will require additional financing in order to commence the initial phases of exploration of the properties.  There is no assurance that will be able to obtain additional financing.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Patents, Trademarks, Franchises, Royalty Agreements or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Research and Development

We have not spent any amounts on research and development activities during the year ended August 31, 2017.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

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

Item 2. PROPERTIES

Descriptions of the leases concerning our mining facilities can be found in Item 1 of this report on Form 10-K. We do not currently own any property or real estate of any kind.  Our executive offices are located at 170 South Green Valley Parkway, Suite 300, Henderson Nevada, 89012.

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

A company called LG Capital Finance commenced legal action with the Company as at December 22, 2016.

On December 22, 2016, LG Capital Finance filed a complaint with the United States District Court, Southern District of New York (Case No: 1”17-cv-3118) against the company. In the complaint, LG Capital Finance indicated that on June 5, 2015, the company entered into a Securities Purchase Agreement (the “June 15,2015 SPA”) and the company issued LG a 8% Convertible Note in the principal amount of $57,875 (“the June 5 Note”). In the complaint LG seeks damages for breach of contract, unjust enrichment and legal fees. On August 14, 2017, the company made a motion to dismiss the case and to declare the note void under New York’s criminal usury statute for charging a rate of interest exceeding 25%. The penalty in New York for charging a criminally usurious rate of interest is forfeiture of the loans principal and interest pursuant to NY’s Gen. Oblig. Law 5-511. The motion to dismiss has been fully briefed and is awaiting the court’s decision.

On April 16, 2017, Adar Bays, LLC filed an amended complaint with the United States District Court, Southern District of New York (Case No: 1:17-cv-1290) against the Company, in the complaint, Adar Bays indicated that (i) on November 6, 2014, the Company and Adar Bays entered into a Securities Purchase Agreement (“the November 6, SPA”) and the Company issued Adar Bays an 8% Convertible Note in the principal amount of $45,000.00 (the November 6, 2014 Note”). In the complaint Adar Bays seeks damages for breach of contract, unjust enrichment and legal fees. On August 25, 2017, the company made a motion to dismiss the case and to declare the note void under New York’s criminal usury statute for charging a rate of interest exceeding 25%. The penalty in New York for charging a criminally usurious rate of interest is forfeiture of the loans principal and interest pursuant to NY’s Gen. Oblig. Law 5-511. The motion to dismiss has been fully briefed and is awaiting the court’s decision.

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

Number of Holders

As of November 28, 2017, we had approximately 59 shareholders of record of our common stock.

As of November 28, 2017, we had 1 shareholder of record of our preferred stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On May 19, 2017, the Company issued to Power Up Lending Group Ltd. a convertible promissory note in the principal amount of $63,000, in connection with a Securities Purchase Agreement entered into by the parties on May 19, 2017. The note accrues interest at a rate of 12% per annum, with a maturity date of February 28, 2018. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 61% of the lowest trading price of the common stock during the 15 trading days prior to issuing a notice of conversion to the Company.

On June 26, 2017, the Company issued to Power Up Lending Group Ltd. a convertible promissory note in the principal amount of $33,000, in connection with a Securities Purchase Agreement entered into by the parties on June 26, 2017. The note accrues interest at a rate of 12% per annum, with a maturity date of March 30, 2018. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 61% of the lowest trading price of the common stock during the 15 trading days prior to issuing a notice of conversion to the Company.

On September 11, 2017, the Company entered into an Equity Purchase Agreement (the “L2 Purchase Agreement”) with L2 Capital, LLC (“L2 Capital”). Under the L2 Purchase Agreement, the Company may from time to time, in its discretion, sell shares of its common stock to L2 Capital for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, L2 Capital’s purchase commitment will automatically terminate on the earlier of the date on which L2 Capital shall have purchased Company shares pursuant to the Purchase Agreement for an aggregate purchase price of $5,000,000 or September 11, 2020. The Company has no obligation to sell any shares under the L2 Purchase Agreement.

On September 11, 2017, the Company issued to L2 Capital, LLC. a convertible promissory note in the principal amount of $222,222, in connection with a Securities Purchase Agreement entered into by the parties on September 11, 2017. The note accrues interest at a rate of 8% per annum, and will be issued in a number of tranches, with the maturity dates of each tranche being six months from the effect date of the respective payment. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 60% of the lowest trading price of the common stock during the 30 trading days prior to issuing a notice of conversion to the Company.

On September 11, 2017, the Company issued to L2 Capital, LLC. (“L2 Capital”) a convertible promissory note in the principal amount of $150,000, in connection with a Securities Purchase Agreement entered into by the parties on September 11, 2017. This note was issued by the Company to L2 Capital as a commitment fee, pursuant to the L2 Purchase Agreement detailed in item “c” above. The note accrues interest at a rate of 8% per annum, with a maturity date of September 11, 2018. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 60% of the lowest trading price of the common stock during the 30 trading days prior to issuing a notice of conversion to the Company.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended August 31, 2017.

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

Results of Operations for the Fiscal Year Ended August 31, 2017 compared to the Fiscal Year Ended August 31, 2016

We did not earn any revenues for the period from February 18, 2010 (Inception) to August 31, 2017.  We incurred a net loss in the amount of $1,865,523 during the fiscal year ended August 31, 2017, compared to a net loss of $1,141,304 for the fiscal year ended August 31, 2016.  These operating expenses were comprised of mineral property expenditures of $16,872 (2016: $22,916), consulting fees of $184,534 (2016: $70,437), filing fees of $14,780 (2016: $15,831), finder’s fees of $Nil (2016: $15,000), office and general fees of $46,349 (2016: $54,710), professional fees of $56,817 (2016: $105,409), public relations expense of $71,164 (2016: $72,854), related party – director’s fees of $397,833 (2016: $Nil), and related party – management fees of $187,500 (2016: $216,000).  We wrote-down accounts receivable of $Nil (2016: $45,800), incurred a loss on settlement of debt in the amount of $741,144 (2016: $Nil), and incurred the following expenses related to the convertible: accretion of $76,084 (2016: $529,914), interest expense of $63,953 (2016: $62,431), finance costs of $51,828 (2016: $197,571) from amortization of debt discounts and excess of derivative liability over the face value of the notes, and a change in the fair value of the derivative liability of $108,440 (2016: $206,052).

Revenues

We have had no operating revenues since our inception on February 18, 2010 to August 31, 2017.

Expenses

We incurred a net loss in the amount of $1,865,523 during the fiscal year ended August 31, 2017, compared to a net loss of $1,141,304 for the fiscal year ended August 31, 2016.  These operating expenses were comprised of mineral property expenditures of $16,872 (2016: $22,916), consulting fees of $184,534 (2016: $70,437), filing fees of $14,780 (2016: $15,831), finder’s fees of $Nil (2016: $15,000), office and general fees of $46,349 (2016: $54,710), professional fees of $56,817 (2016: $105,409), public relations expense of $71,164 (2016: $72,854), related party – director’s fees of $397,833 (2016: $Nil), and related party – management fees of $187,500 (2016: $216,000).  We wrote-down accounts receivable of $Nil (2016: $45,800), incurred a loss on settlement of debt in the amount of $741,144 (2016: $Nil), and incurred the following expenses related to the convertible: accretion of $76,084 (2016: $529,914), interest expense of $63,953 (2016: $62,431), finance costs of $51,828 (2016: $197,571) from amortization of debt discounts and excess of derivative liability over the face value of the notes, and a change in the fair value of the derivative liability of $108,440 (2016: $206,052).

Liquidity and Capital Resources

As at August 31, 2017, we had cash reserves of $802 and working capital deficit of $2,273,317.  As at August 31, 2016, we had cash reserves of $417 and working capital deficit of $2,227,835.

Cash Used in Operating Activities

Net cash used in operating activities was $302,312 during the fiscal year ended August 31, 2017, compared to $409,984 for the fiscal year ended August 31, 2016.

Cash from Financing Activities

We have funded our business to date primarily from the issuance of convertible notes, loans from related parties, as well as sales of our common stock.  During the fiscal year ended August 31, 2017, we raised a total of $302,697 in financing activities.  This was comprised of the issuance of convertible debt in the amount of $96,000, loans received in the amount of $74,620, and loans from our director and key management personnel of $132,077.  During the fiscal year ended August 31, 2016, we raised a total of $408,052 in financing activities.  This was comprised of the issuance of convertible debt in the amount of $215,000, loans received in the amount of $69,350, and loans from our director and key management personnel of $123,702.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AIM EXPLORATION INC.

CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of August 31, 2017 and 2016

Consolidated Statements of Operations for the years ended August 31, 2017 & 2016

Consolidated Statements of Stockholder’s Deficit

Consolidated Statements of Cash Flows for the years ended August 31, 2017 and 2016

Notes to Consolidated Financial Statements

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AIM Exploration, Inc.:

We have audited the accompanying consolidated balance sheets of AIM Exploration, Inc. (“the Company”) as of August 31, 2017 and the related statement of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of AIM Exploration, Inc., as of August 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC
Lakewood, CO
December 5, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AIM Exploration, Inc.:

We have audited the accompanying consolidated balance sheets of AIM Exploration, Inc. (“the Company”) as of August 31, 2016 and the related consolidated statement of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the financial position of AIM Exploration, Inc., as of August 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/Anton & Chia, LLP

Newport Beach, CA
December 5, 2017

AIM EXPLORATION INC.

CONSOLIDATED BALANCE SHEETS

	Aug 31, 2017	Aug 31, 2016
ASSETS
CURRENT ASSETS
Cash	$802	$417
Prepaid deposits and services – Note 4	11,340	72,873
Total Current Assets	12,142	73,290

Mineral property – Note 5	804,656	342,656

TOTAL ASSETS	$816,798	$415,946

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities – Note 6	$319,878	$211,601
Loans payable – Note 7	44,270	69,350
Loans payable – related party – Note 8	557,576	598,955
Convertible note – related party – Note 9	—	191,264
Convertible note, net of unamortized discount – Note 10	634,555	433,446
Derivative liability – Note 11	729,180	796,509
TOTAL LIABILITIES	2,285,459	2,301,125

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized
1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (100,000 as at August 31, 2016) - Note 12	100	100
1,500,000,000 shares of common stock, $0.001 par value Issued and outstanding 724,370,720 shares (22,392,729 shares outstanding as at August 31, 2016) – Note 12	847,585	145,607
Additional paid in capital	2,451,570	871,507
Shares receivable	(5,090)	(5,090)
Accumulated deficit	(4,762,826)	(2,897,303)

TOTAL STOCKHOLDERS' DEFICIT	(1,468,661)	(1,885,179)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$816,798	$415,946

The accompanying notes are an integral part of these consolidated financial statements

AIM EXPLORATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	12 months ended Aug 31, 2017	12 months ended Aug 31, 2016

REVENUE
Total Revenue	$—	$—

Gross Profit	—	—

MINERAL PROPERTY OPERATIONS
Acquisition	—	—
Exploration	16,872	22,916
Total Mineral Property Operations	16,872	22,916

EXPENSES
Accretion	76,084	529,914
Consulting fees	184,534	70,437
Filling fees	14,780	15,831
Finder’s fees	—	15,000
Office & general	46,349	54,710
Professional fees	56,817	105,409
Public relations	71,164	72,854
Related party – director’s fees – Note 8	397,833	—
Related party – management fees – Note 8	187,500	216,000

Total Expenses	1,035,061	1,080,155

Net Loss	(1,051,933)	(1,103,071)

Interest expense	(63,953)	(62,431)
Unrealized foreign exchange gain (loss)	(65,105)	61,517
Finance costs	(51,828)	(197,571)
Change in fair value of derivative liability – Note	108,440	206,052
Write-down of accounts receivable	—	(45,800)
Loss on settlement of debt	(741,144)	—

Total Other Expense	(813,590)	(38,233)

Net Loss	$(1,865,523)	$(1,141,304)

BASIC AND DILUTED LOSS PER COMMON SHARE – Note 13	$(0.00)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	631,246,975	6,391,865
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	100,000	100,000

The accompanying notes are an integral part of these consolidated financial statements

AIM EXPLORATION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock
	Number of shares	Amount $	Number of shares $	Amount $	Additional Paid-in Capital $	Share Subscriptions Receivable $	Accumulated Deficit $	Total $
Balance, August 31, 2015	356,400	89,100	1,000,000	100	626,098	—	(1,755,999)	(1,040,701)

Shares issued for services	1,286,494	715	—	—	125,875	—	—	126,590
Shares issued for debt	3,200,000	3,200	—	—	—	—	—	3,200
Shares issued on conversion of notes	1,862,835	36,905	—	—	119,534	—	—	156,439
Shares issued for mineral property	15,687,000	15,687	—	—	—	—	—	15,687
Shares to be returned to treasury	—	—	—	—	—	(5,090)	—	(5,090)
Net loss for the year ended August 31, 2016	—	—	—	—	—	—	(1,141,304)	(1,141,304)

Balance, August 31, 2016	22,392,729	145,607	1,000,000	100	871,507	(5,090)	(2,897,303)	(1,885,179)

Shares issued for cash, private placement	3,323,341	3,324	—	—	96,376	—	—	99,700
Shares issued for services	244,444,444	244,444	—	—	291,389	—	—	535,833
Shares issued for debt	206,505,000	206,505	—	—	772,984	—	—	979,489
Shares issued on conversion of notes	27,705,206	27,705	—	—	177,314	—	—	205,019
Shares issued for mineral property	220,000,000	220,000	—	—	242,000	—	—	462,000
Net loss for the year ended August 31, 2017	—	—	—	—	—	—	(1,865,523)	(1,865,523)

Balance, August 31, 2017	724,370,720	847,585	1,000,000	100	2,451,570	(5,090)	(4,762,826)	(1,468,661)

The accompanying notes are an integral part of these consolidated financial statements

AIM EXPLORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 months ended August 31, 2017	12 months ended August 31, 2016

OPERATING ACTIVITIES
Net Loss	$(1,865,523)	$(1,141,304)
Items not affecting cash:
Accretion related to convertible note	76,084	529,914
Finance costs and derivative expense	148,781	260,002
Gain on derivative liability	(108,440)	(206,052)
Shares issued for services	535,832	126,500
Related party – loss on repayment of debt	741,144	—
Write-down of accounts receivable	—	45,800

Adjustments to reconcile Net Loss to net cash used in operating activities:
Prepaid deposits and services	61,533	(38,570)
Accounts Payable	108,277	13,726

NET CASH USED IN OPERATING ACTIVITIES	(302,312)	(409,984)
FINANCING ACTIVITIES
Convertible debt	96,000	215,000
Loans received	74,620	69,350
Loans from related party	132,077	123,702
NET CASH PROVIDED BY FINANCING ACTIVITIES	302,697	408,052

NET INCREASE (DECREASE) IN CASH	385	(1,932)

CASH, BEGINNING OF YEAR	417	2,349

CASH, END OF YEAR	$802	$417

The accompanying notes are an integral part of these consolidated financial statements

AIM EXPLORATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Aim Exploration, Inc. (“Company”) was organized to engage in mineral exploration. The Company was incorporated on February 18, 2010 in the State of Nevada and established a fiscal year end at August 31.

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

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Functional Currency

The consolidated financial statements are presented in United States dollars, which is also the functional and reporting currency of the Company. The functional currency of its subsidiary is the Peruvian Nuevos Sol. Monetary assets and liabilities denominated in foreign currencies are translated at the period end exchange rate while non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency gains and losses are included in the determination of net income or loss.

Advertising

Advertising costs are expensed as incurred. As of August 31, 2017, no advertising costs have been incurred.

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

August 31, 2017

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

- Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

- Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets that were measured and recognized at fair value:

	Assets		Liabilities
Level 1		$802		$1,556,279
Level 2		$815,996		$729,180
Level 3	$	Nil	$	Nil

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for recoverability in accordance with ASC 360, Property Plant and Equipment. Under that standard, the Company reviews the recoverability of its long-lived assets or asset groups when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

AIM EXPLORATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets (Continued)

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. The Company conducts a review for each reported period and determines whether any triggering events are indicated.

Mineral Property Costs

Once the legal right to explore a property has been acquired, the Company capitalized all costs related to mineral property interests on a property-by-property basis. Such costs include mineral property acquisition costs, net of any recoveries. Property acquisition costs include cash costs and the fair market value of issued shares and other share-based payments, paid under option or joint interest agreements. Payment terms are at the sole discretion of the Company and are recorded as acquisition costs upon payment. The Company has capitalized $804,656 of mineral property acquisition costs reflecting its investment in its properties. To date, the Company has not established any proven or probable reserves on its mineral properties.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $2,273,317, an accumulated deficit of $4,762,826 and net loss from operations since inception of $4,762,826. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merging with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing common shares.

The officers and directors have committed to advancing certain costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 – PREPAID DEPOSITS AND SERVICES

	August 31, 2017	August 31, 2016
Prepaid services	$6,164	$72,873
Prepaid deposits	5,176	–
	$11,340	$72,873

NOTE 5 – MINERAL PROPERTY

On June 23, 2014, Aim Exploration, Inc. entered into a Mining Concession Asset Acquisition Agreement (the “Agreement”) with Percana Mining Corp. (“Percana”). Pursuant to the Agreement, the Company acquired three separate mining concessions. The concession titles are unencumbered and comprise of three separate adjoing mining concession two concessions representing 40% are known as El Tunel Del Tiempo 1 code 11060780 and El Tunel Del Tiempo 2 code 11060781, and the third concession property is known as Agujeros Negros MAAG comprising the remaining 60%, all of which are registered to the Company.

AIM EXPLORATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	August 31, 2017	August 31, 2016
Accounts payable	$311,598	$201,276
Accrued liabilities	8,280	10,325
	$319,878	$211,601

NOTE 7 – LOANS PAYABLE

During the year ended August 31, 2017, the Company issued unsecured, non-interest bearing loans of $44,270 (2016: $69,350).

NOTE 8 – LOAN PAYABLE – RELATED PARTY

During the period ended August 31, 2017, a director of the Company advanced $160,610 (2016: $24,111. The amounts are unsecured, non-interest bearing and are due on demand. During the same period, the Company made repayments of $114,846 to a director (2016: $99,643). 34,285,739 common shares were issued to repay $72,000 of this amount (2016: Nil). (Note 12)

During the period ended August 31, 2017, the Company received advances of $2,500 from related parties (2016: $43,934). During the same period, the Company made repayments to related parties, issuing 206,505,000 common shares (2016: 3,200,000 common shares) of the Company with a fair value of $238,345 (2016: $3,200), in addition to cash repayments to related parties of $Nil (2016: $60,700).

During the period ended August 31, 2017, management fees totaling $187,500 where accrued as payable to directors of the Company (2016: $216,000).

During the period ended August 31, 2017, the Company issued 219,444,444 common shares to directors in compensation for services totaling $460,833.

As at August 31, 2017, the Company owed related party loans of $557,576 (2016: $598,955) and related party convertible notes, net of unamortized discount, of $Nil (2016: $191,264).

NOTE 9 – CONVERTIBLE NOTE – RELATED PARTY

During the year ended August 31, 2017, the Company issued 400,000 common shares in relation to conversion options exercised during the period, which reduced related party convertible debt by $54,000.

During the year ended August 31, 2017, the Company reclassified related party convertible notes with a principal balance of $116,000 plus accrued interest in the amount of $35,184 to notes issued to non-related parties.

The following convertible notes to related parties were outstanding as at August 31, 2017 and August 31, 2016:

	August 31, 2017	August 31, 2016
Note balance	$–	$170,000
Accrued interest	–	21,264
	$–	$191,264

NOTE 10 – CONVERTIBLE NOTE

During the year ended August 31, 2017, the Company issued convertible notes with a principal balance of $96,000, with maturity dates of February 28, 2018 to March 30, 2018, and an interest rate per annum of 12%. The principal is convertible into shares of the Company at a conversion rate equal to 61% of the lowest trading price of the Company’s common stock for the fifteen prior trading days, as defined in the agreements.

During the year ended August 31, 2017, 27,305,206 common shares were issued in relation to conversion options exercised during the period, which reduced the convertible debt by $54,877. Of this amount, $47,650 related to principal of the convertible notes and $7,227 related to accrued interest.

AIM EXPLORATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

NOTE 10 – CONVERTIBLE NOTE – CONTINUED

During the year ended August 31, 2017, the Company repaid notes with a principal balance of $18,302 plus accrued interest in the amount of $3,014. The Company recorded a gain on the repayment of the convertible note in the amount of $33,283, which was credited to the additional paid in capital account.

The following convertible notes were outstanding as at August 31, 2017 and August 31, 2016:

	August 31, 2017	August 31, 2016
Note balance	$586,512	$440,464
Debt discounts	(64,917)	(45,001)
Accrued interest	112,959	37,983
	$634,554	$433,446

NOTE 11 – DERIVATIVE LIABILITY

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

During the year ended August 31, 2017, the Company recognized change in fair value of the derivative liability of $108,440 related to the change in fair value of the conversion feature. The change in fair value of the conversion feature was recorded through operating results.

NOTE 12 – CAPITAL STOCK

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

Year ended August 31, 2017

On September 14, 2016, the Company issued an additional 220,000,000 to Percana to bring their post-consolidation shareholdings to 235,750,000 common shares. The value of these additional shares is $462,000 which is based on fair market value. These shares were issued in connection with the acquisition of certain mining property. (Note 4)

During the year ended August 31, 2017, the Company issued 27,305,206 common shares pursuant to the exercise of the option attached to outstanding convertible notes and 400,000 common shares pursuant to the exercise of the option attached to outstanding related party convertible notes. (Note 5)

During the year ended August 31, 2017, the Company issued 25,000,000 common shares in connection with services rendered. Such services had a fair value of $75,000.

During the year ended August 31, 2017, the Company issued 219,444,444 common shares in connection with director’s compensation. Such services had a fair value of $395,000. Of this amount $323,000 was expensed during the current period and $72,000 reduced an amount due to a related party.

During the year ended August 31, 2017, the Company issued 206,505,000 common shares in connection with paying down $206,505 of debt to a related party.

AIM EXPLORATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

NOTE 12 – CAPITAL STOCK – CONTINUED

Year ended August 31, 2017 – Continued

During the year ended August 31, 2017, the Company issued 3,343,341 common shares in connection with a private placement offering. The common shares were issued at a fair value of $0.03 per share for gross proceeds of $99,700.

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

NOTE 13 – LOSS PER SHARE

The Company calculates the basic and diluted loss per common share using the weighted average number of common shares outstanding during each period. To compute diluted earnings per share, the average number of shares outstanding is adjusted for the number of potentially dilutive shares.

	Years ended AUGUST 31,
	2017	2016

Issued shares beginning of year	22,392,729	356,400
Weighted average issuances	608,854,246	22,036,329
Basic weighted average common shares, end of year	631,246,975	22,392,729

NOTE 14 – SUBSEQUENT EVENTS

a.	Subsequent to the year ended August 31, 2017, the Company obtained board approval to change the name of the Company from “AIM Exploration Inc.” to “AIM Energy Inc.”. This name change remains subject to approval from certain regulatory bodies.

b.	Subsequent to the year ended August 31, 2017, the Company obtained board approval to do a 1 for 70 reverse split of the Company’s outstanding shares of common stock. This share consolidation remains subject to approval from certain regulatory bodies.

c.	On September 11, 2017, the Company entered into an Equity Purchase Agreement (the “L2 Purchase Agreement”) with L2 Capital, LLC (“L2 Capital”). Under the L2 Purchase Agreement, the Company may from time to time, in its discretion, sell shares of its common stock to L2 Capital for aggregate gross proceeds of up to $5,000,000. Unless terminated earlier, L2 Capital’s purchase commitment will automatically terminate on the earlier of the date on which L2 Capital shall have purchased Company shares pursuant to the Purchase Agreement for an aggregate purchase price of $5,000,000 or September 11, 2020. The Company has no obligation to sell any shares under the L2 Purchase Agreement.

AIM EXPLORATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

NOTE 14 – SUBSEQUENT EVENTS – CONTINUED

d.	On September 11, 2017, the Company issued to L2 Capital, LLC. a convertible promissory note in the principal amount of $222,222, in connection with a Securities Purchase Agreement entered into by the parties on September 11, 2017. The note accrues interest at a rate of 8% per annum, and will be issued in a number of tranches, with the maturity dates of each tranche being six months from the effect date of the respective payment. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 60% of the lowest trading price of the common stock during the 30 trading days prior to issuing a notice of conversion to the Company.

e.	On September 11, 2017, the Company issued to L2 Capital, LLC. (“L2 Capital”) a convertible promissory note in the principal amount of $150,000, in connection with a Securities Purchase Agreement entered into by the parties on September 11, 2017. This note was issued by the Company to L2 Capital as a commitment fee, pursuant to the L2 Purchase Agreement detailed in item “c” above. The note accrues interest at a rate of 8% per annum, with a maturity date of September 11, 2018. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 60% of the lowest trading price of the common stock during the 30 trading days prior to issuing a notice of conversion to the Company.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

On January 12, 2017, the Company dismissed Anton & Chia LLP as the Company’s principal accountant and auditor. The auditor’s reports on the financial statements for either of the past two years contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The Company’s Board of Directors approved this dismissal.

On or about January 12, 2017, the Company’s Board of Directors approved the engagement of BF Borgers CPA PC as its principal accountant to audit the Company’s financial statements. During the Company’s two most recent fiscal years or subsequent interim period, the Company has not consulted with BF Borgers CPA PC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements. Neither has BF Borgers CPA PC provided advice to the Company, either written or oral, that has been deemed an important factor considered by the Company in reaching a decision as to its accounting, auditing or financial reporting.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of August 31, 2017.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Our management, including our chief executive officer and chief financial officer, has concluded that, as of August 31, 2017, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.  Our management reviewed the results of their assessment with our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On November 1, 2016, Mr. Guil Rivera was removed as a director of the Company.

Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
Mr. James Robert Todhunter	65	President, CEO & Director
Mr. Gregorio Formoso	53	Secretary, Treasurer, CFO & Director
Dr. Carlos Arias Eguiguren	55	Director

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

Item 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2017 and August 31, 2016,

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Robert Todhunter President, CEO, Director	2016	-	-	-	-	-	-	180,000	180,000
	2017	-	-	-	-	-	-	180,000	180,000
Gregorio Formoso Secretary, Treasurer, Director	2016	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-
Guil Rivera Director	2016	-	-	-	-	-	-	36,000	36,000
	2017	-	-	-	-	-	-	-	-

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

Stock Options/SAR Grants

During our fiscal year ended August 31, 2017 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended August 31, 2017.

Option Exercises

During our fiscal year ended August 31, 2017 there were no options exercised by our named officers.

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

Shareholders (1)	# of Common Shares	Percentage	# of Preferred Shares	Percentage
Gregorio Formoso	100,026,000	13.8%	-	-
Guil Rivera	100,120,000	13.8%	-	-
Carlos Arias	19,444,444	2.7%	-	-
James Robert Todhunter (2)	235,750,000	32.5%	100,000	100.0%
All directors and executive officers as a group	455,340,444	62.8%	100,000	100.0%

(1)	This table is based upon information derived from our stock records. The shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 724,370,720 shares of common stock outstanding as of November 28, 2017, and 100,000 preferred stock outstanding as of November 28, 2017.

(2)	Mr. James Robert Todhunter, a Director of the Company, beneficially owns the common shares through Percana Mining Corp., a company in which he is a director, owner and has voting control, and the preferred shares through Zenga Holdings FZC, a company in which he is a director, owner and has voting control.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

		Year Ended August 31, 2017		Year Ended August 31, 2016
Audit fees		$20,000*		$21,000
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total		$20,000		$21,000

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibits
Exhibit Number	Exhibit Description
10.1	Equity Purchase Agreement by and among the Company and L2 Capital, LLC, dated September 11, 2017
10.2	Convertible Promissory Note issued to Power Up Lending Group Ltd., dated May 19, 2017
10.3	Security Agreement by and among the Company and Power Up Lending Group Ltd., dated May 19, 2017
10.4	Convertible Promissory Note issued to Power Up Lending Group Ltd., dated June 26, 2017
10.5	Securities Purchase Agreement by and among the Company and Power Up Lending Group Ltd., dated June 26, 2017
10.6	Convertible Promissory Note issued to L2 Capital, LLC, dated September 11, 2017
10.7	Securities Purchase Agreement by and among the Company and L2 Capital, LLC, dated September 11, 2017
10.8	Convertible Promissory Note issued to L2 Capital, LLC, dated September 11, 2017
10.9	Securities Purchase Agreement by and among the Company and L2 Capital, LLC, dated September 11, 2017
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Signatures

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Henderson, on the 28th of November, 2017.

Aim Exploration Inc.

By: /s/ James Robert Todhunter
James Robert Todhunter

President, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	December 5, 2017
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	December 5, 2017
Gregorio Formoso

