Form 10-K/A
period 2017-08-31
Aim Exploration Inc.
filed 2017-12-11
CIK 1545232

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

 /s/Anton & Chia, LLP

Newport Beach, CA
December 15, 2016

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibits
Exhibit Number	Exhibit Description
10.1	Equity Purchase Agreement by and among the Company and L2 Capital, LLC, dated September 11, 2017(1)
10.2	Convertible Promissory Note issued to Power Up Lending Group Ltd., dated May 19, 2017(1)
10.3	Security Agreement by and among the Company and Power Up Lending Group Ltd., dated May 19, 2017(1)
10.4	Convertible Promissory Note issued to Power Up Lending Group Ltd., dated June 26, 2017(1)
10.5	Securities Purchase Agreement by and among the Company and Power Up Lending Group Ltd., dated June 26, 2017(1)
10.6	Convertible Promissory Note issued to L2 Capital, LLC, dated September 11, 2017(1)
10.7	Securities Purchase Agreement by and among the Company and L2 Capital, LLC, dated September 11, 2017(1)
10.8	Convertible Promissory Note issued to L2 Capital, LLC, dated September 11, 2017(1)
10.9	Securities Purchase Agreement by and among the Company and L2 Capital, LLC, dated September 11, 2017(1)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1) Incorporated by reference to Current Report on Form 10-K filed December 6, 2017.

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	December 11, 2017
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	December 11, 2017
Gregorio Formoso

