Form 10-Q
period 2017-11-30
Aim Exploration Inc.
filed 2018-01-22
CIK 1545232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Large accelerated filer  ☐       Accelerated filer  ☐     Non-accelerated filer  ☐       Smaller reporting company ☑ Emerging Growth Company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No ☑

As of January 19, 2018, the registrant had 982,959,893 shares of common stock issued and outstanding and 100,000 shares of preferred stock issued and outstanding.

1

AIM EXPLORATION INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIM EXPLORATION INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2017

(Unaudited)

Condensed Consolidated Balance Sheets of November 30, 2017 (Unaudited) and August 31, 2017

Condensed Consolidated Statements of Operations for the 3 months ended November 30, 2017 & 2016 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the 3 months ended November 30, 2017 & 2016 (Unaudited)

Notes to the Condensed Consolidated Financial Statements (Amended) (Unaudited)

3

AIM EXPLORATION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30, 2017	August 31, 2017
ASSETS
CURRENT ASSETS
Cash	$2,493	$802
Prepaid deposits and services – Note 4	27,545	11,340
Total Current Assets	30,038	12,142

Mineral property – Note 5	804,656	804,656

TOTAL ASSETS	$834,694	$816,798

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities – Note 6	$334,933	$319,878
Loans payable – Note 7	37,270	44,270
Loans payable – related party – Note 8	604,716	557,576
Convertible note, net of unamortized discount – Note 9	666,756	634,555
Derivative liability – Note 10	738,726	729,180
TOTAL LIABILITIES	2,382,401	2,285,459

STOCKHOLDERS' DEFICIT
Capital Stock Authorized 1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (100,000 as at August 31, 2017) – Note 11	100	100
1,500,000,000 shares of common stock: $0.001 par value Issued and outstanding 730,524,566 shares (724,370,720 shares outstanding as at August 31, 2017) - Note 11	853,739	547,585
Additional paid in capital	2,530,558	2,451,570
Shares receivable	(5,090)	(5,090)
Accumulated deficit	(4,927,014)	(4,762,826)

TOTAL STOCKHOLDERS' DEFICIT	(1,547,707)	(1,468,661)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$834,694	$816,798

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	3 Months Ended
	November 30, 2017	November 30, 2016
REVENUE
Total Revenue	$0	$0

Gross Profit	0	0

MINERAL PROPERTY OPERATIONS
Acquisition	—	—
Exploration	3,636	—
Total Mineral Property Operations	3,636	—

EXPENSES
Accretion	78,984	40,410
Consulting fees	12,791	12,534
Filling fees	1,436	2,430
Office & general	10,512	11,396
Professional fees	32,109	7,123
Public relations	—	22,438
Related party – director’s fees	—	388,833
Related party – management fees	52,500	45,000

Total Expenses	188,332	530,164

Net Loss	(191,968)	(530,164)

Interest expense	(14,876)	(13,446)
Finance costs	(30,567)	—
Unrealized foreign exchange loss	(4,317)	(61,471)
Gain (loss) on derivative liability	77,540	4,927

Total Other Expense	27,780	(69,990)

Net Income (Loss)	$(164,188)	$(600,154)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 6)	724,505,969	474,910,503

BASIC AND DILUTED LOSS PER PREFERRED SHARE	$(0.60)	$(0.17)

WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	100,000	100,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended
	November 30, 2017	November 30, 2016

OPERATING ACTIVITIES
Net Loss	$(164,188)	$(600,154)
Accretion related to convertible note	78,984	40,410
Finance costs and derivative expense	45,443	13,446
Change in fair value of derivative liability	(77,540)	(4,927)
Shares issued for services	—	535,833
Adjustments to reconcile Net Loss to net Cash used in operating activities:
Prepaid deposits and services	(16,205)	(38,168)
Accounts Payable	15,055	58,366

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(118,451)	4,806

FINANCING ACTIVITIES
Loans payable	(7,000)	29,000
Convertible debt	80,000	—
Loans to related party	47,141	(33,440)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	120,142	(4,440)

NET INCREASE IN CASH	1,691	366

CASH, BEGINNING OF PERIOD	802	417

CASH, END OF PERIOD	$2,493	$783

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2017 (unaudited)

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

Cash and Cash Equivalents

For purposes of the condensed consolidated statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Functional Currency

The condensed consolidated financial statements are presented in United States dollars, which is also the functional and reporting currency of the Company. The functional currency of its subsidiary is the Peruvian Nuevos Sol. Monetary assets and liabilities denominated in foreign currencies are translated at the period end exchange rate while non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency gains and losses are included in the determination of net income or loss.

Advertising

Advertising costs are expensed as incurred. As of November 30, 2017, no advertising costs have been incurred.

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

- Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

- Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets that were measured and recognized at fair value:

	Assets		Liabilities
Level 1		$2,493		$1,643,675
Level 2		$832,201		$738,726
Level 3	$	Nil	$	Nil

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

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010. ASC 718-10-30-2 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through November 30, 2017.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $2,352,363, an accumulated deficit of $4,927,014 and net loss from operations since inception of $4,927,014. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merging with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing common shares.

The officers and directors have committed to advancing certain costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 – PREPAID DEPOSITS AND SERVICES

	November 30, 2017	August 31, 2017
Prepaid services	$45	$6,164
Prepaid deposits	27,500	5,176
	$27,545	$11,340

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

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	November 30, 2017	August 31, 2017
Accounts payable	$327,653	$311,598
Accrued liabilities	7,280	8,280
	$334,933	$319,878

NOTE 7 – LOANS PAYABLE

During the three months ended November 30, 2017, the Company issued unsecured, non-interest bearing loans of $7,000 (November 30, 2016: $98,350) and repaid loans of $14,000 (November 30, 2016: $Nil).

NOTE 8 – LOAN PAYABLE – RELATED PARTY

During the period ended November 30, 2017, a director of the Company advanced $7,655 (November 30, 2016: $8,061). The amounts are unsecured, non-interest bearing and are due on demand. During the same period, the Company made repayments of $13,015 to a director (November 30, 2016: $86,500). Nil common shares (November 30, 2016: 34,285,739 common shares) were issued to repay $Nil of this amount (November 30, 2016: $72,000). (Note 11)

During the period ended November 30, 2017, the Company made repayments to related parties, issuing Nil common shares (November 30, 2016: 79,600,000 common shares) of the Company with a fair value of $Nil (November 30, 2016: $111,440).

During the period ended November 30, 2017, management fees totaling $52,500 where accrued as payable to directors and officers of the Company (November 30, 2016: $45,000).

As at November 30, 2017, the Company owed related party loans of $604,716 (August 31, 2017: $557,576).

NOTE 9 – CONVERTIBLE NOTE

During the three months ended November 30, 2017, the Company issued convertible notes with a principal balance of $80,000, with maturity dates of March 11, 2018 and April 27, 2018, and interest rates per annum of 8% - 12%. The principal is convertible into shares of the Company at a conversion rate equal to 60% of the lowest trading price of the Company’s common stock for the fifteen prior trading days, as defined in the agreements.

During the three months ended November 30, 2017, 6,153,846 common shares were issued in relation to conversion options exercised during the period, which reduced the convertible debt by $8,000.

The following convertible notes were outstanding as at November 30, 2017 and August 31, 2017:

	November 30, 2017	August 31, 2017
Note balance	$673,180	$586,512
Debt discounts	(126,260)	(64,917)
Accrued interest	119,836	112,959
	$666,756	$634,554

NOTE 10 – DERIVATIVE LIABILITY

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

During the year ended November 30, 2017, the Company recognized change in fair value of the derivative liability of $77,540 related to the change in fair value of the conversion feature. The change in fair value of the conversion feature was recorded through operating results.

NOTE 11 – CAPITAL STOCK

On April 25, 2016, the Company consolidated its share capital on a 250:1 basis. All common shares and per share amounts have been restated to reflect this share consolidation.

The Company has authorized 250,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

At November 30, 2017, 730,524,566 shares of common stock were issued and outstanding, and 100,000 shares of preferred stock were issued and outstanding.

Three months ended November 30, 2017

During the three months ended November 30, 2017, the Company issued 6,153,846 common shares pursuant to the exercise of the option attached to outstanding convertible notes.

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

NOTE 11 – CAPITAL STOCK (CONTINUED)

Share purchase warrants

As at November 30, 2017, the following share purchase warrants issued in connection with convertible notes were outstanding:

Number of Warrants	Exercise Price	ExpirATION Dates
9,258,535	$0.0052	September 11, 2022
6,091,617	$0.0047	September 22, 2022
5,611,672	$0.0047	October 27, 2022
20,961,824

A summary of the changes in warrants for the period ended November 30, 2017 and year ended August 31, 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, August 31, 2016 and 2017	—	—	—
Issued	20,961,824	$0.0049	4.82 years
Balance, November 30, 2017	20,961,824		4.82 years

NOTE 12 – LOSS PER SHARE

The Company calculates the basic and diluted loss per common share using the weighted average number of common shares outstanding during each period. To compute diluted earnings per share, the average number of shares outstanding is adjusted for the number of potentially dilutive shares.

	THREE MONTHS ended NOVEMBER 30,
	2017	2016

Issued shares beginning of year	724,370,720	22,392,729
Weighted average issuances	135,249	452,517,774
Basic weighted average common shares, end of year	724,505,969	474,910,503

NOTE 13 – SUBSEQUENT EVENTS

1.	Subsequent to November 30, 2017, the Company issued 252,435,327 common shares pursuant to the exercise of options attached to outstanding convertible notes.

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

Results of Operations for the Three Months Ended November 30, 2017 Compared to the Same Period in 2016

No Revenues

Since our inception on February 18, 2010 to November 30, 2017, we have not yet earned any revenues. As of November 30, 2017, we have an accumulated deficit of $4,927,014. At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $164,188 for the three months ended November 30, 2017 compared to our net loss of $600,154 for the three months ended November 30, 2016. The decrease in net loss was mainly due to decrease director’s fees and public relations. Since February 18, 2010 (date of inception) to November 30, 2017, we have incurred a net loss of $4,927,014.

Expenses

Our total operating expenses for the three months ended November 30, 2017 were $191,967 compared to $530,164, for the same period in 2016. Our consulting fees increased by $257 from $12,534 to $12,791 for the three months ended November 30, 2017. Director’s fees paid to related parties decreased by $388,833 from $388,833 to $Nil for the three months ended November 30, 2017. Filing fees decreased by $994 from $2,430 to $1,436 for the three months ended November 30, 2017. Management fees paid to related parties increased by $7,500 from $45,000 to $52,500 for the three months ended November 30, 2017. Office and general costs consisting of bank charges, travel, meals and entertainment, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies, decreased by $886 from $11,396 to $10,512 for the three months ended November 30, 2017. Professional fees increased by $24,986 from $7,123 to $32,109 for the three months ended November 30, 2017. Public relation costs decreased by $22,438 from $22,438 to $Nil for the three months ended November 30, 2017.

In addition, we incurred costs related to the convertible notes issued and outstanding during the comparable periods. Interest expense relating to such notes increased by $1,430 from $13,446 for the three months ended November 30, 2016 to $14,876 for the three months ended November 30, 2017. Accretion increased by $38,574 from $40,410 to $78,984 for the three months ended November 30, 2017. Finance costs increased by $30,567 from $Nil to $30,567 for the three months ended November 30, 2017. A change in the fair value of the derivative liability in the amount of $77,540 was recognized during the three months ended November 30, 2017 in comparison to a change of $4,927 during the three months ended November 30, 2016.

4

Liquidity and Capital Resources

Three Month Period Ended November 30, 2017

As at November 30, 2017, our total assets were $834,694 compared to $816,798 in total assets at August 31, 2017. As at November 30, 2017, our current liabilities were $2,382,401 compared to $2,285,459 in current liabilities at August 31, 2017; these liabilities were comprised of accounts payable and accrued liabilities of $334,933 (August 31, 2017: $319,878), loans payable of 37,270 (August 31, 2017: $44,270), loans from related party of $604,716 (August 31, 2017: $557,576), convertible notes, net of unamortized discount of $666,756 (August 31, 2017: $634,555) and a derivative liability of $738,726 (August 31, 2017: $729,180). Stockholders’ deficit was $1,547,707 as of November 30, 2017, compared to stockholders' deficit of $1,468,661 as of August 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended November 30, 2017, net cash flows used by operating activities was $118,451, compared to $4,806 provided by the same period in 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements, convertible notes or the issuance of equity. For the three month period ended November 30, 2017, net cash provided by financing activities was $120,142, compared to $4,440 used in the same period in 2016.

Plan of Operation

Our plan of operation for the next twelve months is to grow our business through the exploration of our current properties and additional properties that we acquire.

Going Concern

Our independent auditors' review report accompanying our August 31, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of November 30, 2017, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

5

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of May 31, 2017, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of November 30, 2017, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of November 30, 2017, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report applicable for the period covered by this report.

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

6

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits
Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

* Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	January 22, 2018
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	January 22, 2018
Gregorio Formoso

8