Form 10-Q
period 2018-02-28
Aim Exploration Inc.
filed 2018-05-30
CIK 1545232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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
Yes  ☐      No ☑

As of May 24, 2018, the registrant had 1,154,375,275 shares of common stock issued and outstanding and 100,000 shares of preferred stock issued and outstanding.

AIM EXPLORATION INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIM EXPLORATION INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

Condensed Consolidated Balance Sheets of February 28, 2018 (Unaudited) and August 31, 2017

Condensed Consolidated Statements of Operations for the 3 and 6 months ended February 28, 2018 & 2017 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the 6 months ended February 28, 2018 & 2017 (Unaudited)

Notes to the Condensed Consolidated Financial Statements (Amended) (Unaudited)

AIM EXPLORATION INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	Feb 28, 2018	Aug 31, 2017
CURRENT ASSETS
Cash	$5,369	$802
Prepaid deposits and services – Note 4	27,500	11,340
Total Current Assets	32,869	12,142

Mineral property – Note 5	804,656	804,656

TOTAL ASSETS	$837,525	$816,798

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities – Note 6	$318,669	$319,878
Loans payable – Note 7	25,650	44,270
Loans payable – related party – Note 8	601,748	557,576
Convertible note, net of unamortized discount – Note 9	654,749	634,555
Derivative liability – Note 10	674,745	729,180
TOTAL LIABILITIES	2,275,561	2,285,459

STOCKHOLDERS' DEFICIT
Capital StockAuthorized
1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (100,000 as at August 31, 2017) – Note 11	100	100
1,500,000,000 shares of common stock, $0.001 par valueIssued and outstanding 1,134,375,275 shares (724,370,720 shares outstanding as at August 31, 2017) – Note 11	1,257,589	847,585
Additional paid in capital	2,603,484	2,451,570
Shares receivable	(5,090)	(5,090)
Accumulated deficit	(5,294,119)	(4,762,826)

TOTAL STOCKHOLDERS' DEFICIT	(1,438,036)	(1,468,661)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$837,525	$816,798

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	6 months ended February 28, 2018	6 months ended February 29, 2017	3 months ended February 28, 2018	3 months ended February 29, 2017
REVENUE
Total Revenue	$-	$-	$-	$-

Gross Profit	-	-	-	-

MINERAL PROPERTY OPERATIONS
Acquisition	-	-	-	-
Exploration	3,636	-	-	-
Total Mineral Property Operations	3,636	-	-	-

EXPENSES
Accretion	236,527	45,001	157,543	4,591
Consulting fees	29,171	33,527	16,380	20,993
Filling fees	1,436	7,540	-	5,110
Office & general	25,332	20,569	14,820	9,174
Professional fees	42,389	33,644	10,280	26,521
Public relations	-	44,630	-	22,192
Related party – director’s fees	-	388,833	-	-
Related party – management fees	105,000	90,000	52,500	45,000

Total Expenses	439,855	663,744	251,523	133,581

Loss from operations	(443,491)	(663,744)	(251,523)	(133,581)

Interest expense	(31,145)	(38,958)	(16,269)	(25,512)
Finance costs	(105,914)	-	(75,347)	-
Related party – loss on settlement of debt	-	(660,000)	-	(660,000)
Unrealized foreign exchange loss	(3,653)	(61,636)	664	(165)
Gain (loss) on derivative liability	52,910	9,783	(24,630)	4,856

Total Other Expense	(87,802)	(750,811)	(115,582)	(680,821)

Net Loss	$(531,293)	$(1,414,555)	$(367,105)	$(814,402)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	849,383,217	566,864,128	975,647,990	659,839,459
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 months ended February 28, 2018	6 months ended February 29, 2017

OPERATING ACTIVITIES
Net Loss	$(531,293)	$(1,414,555)
Accretion related to convertible note	236,527	45,001
Finance costs and derivative expense	134,059	38,958
Change in fair value of derivative liability	(52,910)	(9,783)
Related party – loss on repayment of debt	-	660,000
Shares issued for services	-	535,832
Adjustments to reconcile Net Loss to net cash used in operating activities:
Prepaid deposits and services	(16,160)	2,077
Accounts Payable	(1,209)	72,291
NET CASH USED IN OPERATING ACTIVITIES	(230,986)	(70,179)

FINANCING ACTIVITIES
Convertible debt	210,000	-
Loans payable	(18,620)	29,000
Loans from related party	44,173	41,819
NET CASH PROVIDED BY FINANCING ACTIVITIES	235,553	70,819

NET (DECREASE) INCREASE IN CASH	4,567	640

CASH, BEGINNING OF PERIOD	802	417

CASH, END OF PERIOD	$5,369	$1,057

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2018 (unaudited)

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

Advertising

Advertising costs are expensed as incurred. As of February 28, 2018, no advertising costs have been incurred.

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
February 28, 2018 (unaudited)

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

The following presents the gross value of assets that were measured and recognized at fair value:

	Assets	Liabilities
Level 1	$5,369	$1,600,816
Level 2	$832,156	$674,745
Level 3	$Nil	$Nil

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

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2018 (unaudited)

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

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010. ASC 718-10-30-2 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through February 28, 2018.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $2,242,692, an accumulated deficit of $5,294,119 and net loss from operations since inception of $5,294,119. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merging with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing common shares.

The officers and directors have committed to advancing certain costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 – PREPAID DEPOSITS AND SERVICES

	February 28, 2018	August 31, 2017
Prepaid services	$-	$6,164
Prepaid deposits	27,500	5,176
	$27,500	$11,340

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2018 (unaudited)

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

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	February 28, 2018	August 31, 2017
Accounts payable	$311,389	$311,598
Accrued liabilities	7,280	8,280
	$318,669	$319,878

NOTE 7 – LOANS PAYABLE

During the six months ended February 28, 2018, the Company issued unsecured, non-interest bearing loans of $7,000 (February 29, 2017: $127,350) and repaid loans of $25,620 (February 29, 2017: $Nil).

NOTE 8 – LOAN PAYABLE – RELATED PARTY

During the period ended February 28, 2018, a director of the Company advanced $7,655 (February 29, 2017: $38,297). The amounts are unsecured, non-interest bearing and are due on demand. During the same period, the Company made repayments of $68,484 to a director (February 29, 2017: $86,500). Nil common shares (February 29, 2017: 34,285,739 common shares) were issued to repay $Nil of this amount (February 29, 2017: $72,000). (Note 11)

During the period ended February 28, 2018, the Company made repayments to related parties, issuing Nil common shares (February 29, 2017: 189,600,000 common shares) of the Company with a fair value of $Nil (February 29, 2017: $221,440). During the period ended February 28, 2018, management fees totaling $105,000 where accrued as payable to directors and officers of the Company (February 29, 2017: $90,000). During the period ended February 28, 2018, the Company issued Nil common shares (February 29, 2017: 219,444,444 common shares to directors in compensation for their services totaling $Nil (February 29, 2017: $460,833).

As at February 28, 2018, the Company owed related party loans of $601,748 (August 31, 2017: $557,576).

NOTE 9 – CONVERTIBLE NOTE

During the six months ended February 28, 2018, the Company issued convertible notes with a principal balance of $210,000, with maturity dates between March 11, 2018 and November 15, 2018, and interest rates per annum of 8% - 22%. The principal is convertible into shares of the Company at a conversion rate equal to 61% of the lowest trading price of the Company’s common stock for the fifteen prior trading days, as defined in the agreements.

During the six months ended February 28, 2018, 410,004,555 common shares were issued in relation to conversion options exercised during the period, which reduced the convertible debt by $194,088.

The following convertible notes were outstanding as at February 28, 2018 and August 31, 2017:

	February 28, 2018	August 31, 2017
Note balance	$627,153	$586,512
Debt discounts	(98,717)	(64,917)
Accrued interest	126,313	112,959
	$654,749	$634,554

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2018 (unaudited)

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

During the period ended February 28, 2018, the Company recognized change in fair value of the derivative liability of $52,910 related to the change in fair value of the conversion feature. The change in fair value of the conversion feature was recorded through operating results.

NOTE 11 – CAPITAL STOCK

On April 25, 2016, the Company consolidated its share capital on a 250:1 basis. All common shares and per share amounts have been restated to reflect this share consolidation.

The Company has authorized 250,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

At February 28, 2018, 1,134,375,275 shares of common stock were issued and outstanding, and 100,000 shares of preferred stock were issued and outstanding.

Six months ended February 28, 2018

During the six months ended February 28, 2018, the Company issued 410,004,555 common shares pursuant to the exercise of the option attached to outstanding convertible notes.

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

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2018 (unaudited)

NOTE 11 – CAPITAL STOCK (CONTINUED)

Share purchase warrants

As at February 28, 2018, the following share purchase warrants issued in connection with convertible notes were outstanding:

NUMBER OF WARRANTS	EXERCISE PRICE	EXPIRY DATES
9,258,535	$0.0052	September 11, 2022
6,091,617	$0.0047	September 22, 2022
5,611,672	$0.0047	October 27, 2022
20,576,130	$0.0018	December 12, 2022
13,227,512	$0.0013	January 30, 2023
14,244,872	$0.0016	February 27, 2023
69,010,338

A summary of the changes in warrants for the period ended February 28, 2018 and year ended August 31, 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, August 31, 2016 and 2017	-	-	-
Issued	69,010,338	$0.0026	4.79 years
Balance, February 28, 2018	69,010,338		4.79 years

NOTE 12 – LOSS PER SHARE

The Company calculates the basic and diluted loss per common share using the weighted average number of common shares outstanding during each period. To compute diluted earnings per share, the average number of shares outstanding is adjusted for the number of potentially dilutive shares.

	SIX MONTHS ENDED FEBRUARY 28,
	2018	2017

Issued shares beginning of year	724,370,720	22,392,729
Weighted average issuances	125,012,497	544,471,399
Basic weighted average common shares, end of year	849,383,217	566,864,128

NOTE 13 – SUBSEQUENT EVENTS

1.
Subsequent to February 28, 2018, the Company issued 20,000,000 common shares pursuant to the exercise of options attached to outstanding convertible notes.

2.
Subsequent to February 28, 2018, the Company issued convertible notes with a principal balance of $40,000.

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

Results of Operations for the Six Months Ended February 28, 2018 Compared to the Same Period in 2017

No Revenues

Since our inception on February 18, 2010 to February 28, 2018, we have not yet earned any revenues. As of February 28, 2018, we have an accumulated deficit of $5,294,119. At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $531,293 for the six months ended February 28, 2018 compared to our net loss of $1,414,555 for the six months ended February 29, 2017. The decrease in net loss was mainly due to decrease director’s fees and public relations costs. Since February 18, 2010 (date of inception) to February 28, 2018, we have incurred a net loss of $5,294,119.

Expenses

Our total operating expenses for the six months ended February 28, 2018 were $443,491 compared to $663,744, for the same period in 2017. Our consulting fees decreased by $4,356 from $33,527 to $29,171 for the six months ended February 28, 2018. Director’s fees paid to related parties decreased by $388,833 from $388,833 to $Nil for the six months ended February 28, 2018. Filing fees decreased by $6,104 from $7,540 to $1,436 for the six months ended February 28, 2018. Management fees paid to related parties increased by $15,000 from $90,000 to $105,000 for the six months ended February 28, 2018. Office and general costs consisting of bank charges, travel, meals and entertainment, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies, increased by $4,763 from $20,569 to $25,332 for the six months ended February 28, 2018. Professional fees increased by $8,745 from $33,644 to $42,389 for the six months ended February 28, 2018. Public relation costs decreased by $44,630 from $44,630 to $Nil for the six months ended February 28, 2018.

In addition, we incurred costs related to the convertible notes issued and outstanding during the comparable periods. Interest expense relating to such notes decreased by $7,813 from $38,958 for the six months ended February 29, 2017 to $31,145 for the six months ended February 28, 2018. Accretion increased by $191,526 from $45,001 to $236,527 for the six months ended February 28, 2018. Finance costs increased by $105,914 from $Nil to $105,914 for the six months ended February 28, 2018. A change in the fair value of the derivative liability in the amount of $52,910 was recognized during the six months ended February 28, 2018 compared to a change of $9,783 during the six months ended February 28, 2018.

Liquidity and Capital Resources

Six Month Period Ended February 28, 2018

As at February 28, 2018, our total assets were $837,525 compared to $816,798 in total assets at August 31, 2017. As at February 28, 2018, our current liabilities were $2,275,561 compared to $2,285,459 in current liabilities at August 31, 2017; these liabilities were comprised of accounts payable and accrued liabilities of $318,669 (August 31, 2017: $319,878), loans payable of $25,650 (August 31, 2017: $44,270), loans from related party of $601,748 (August 31, 2017: $557,576), convertible notes, net of unamortized discount of $654,749 (August 31, 2017: $634,555) and a derivative liability of $674,745 (August 31, 2017: $729,180). Stockholders’ deficit was $1,438,036 as of February 28, 2018, compared to stockholders' deficit of $1,468,661 as of August 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended February 28, 2018, net cash flows used by operating activities was $230,986, compared to $70,179 provided by the same period in 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements, convertible notes or the issuance of equity. For the six month period ended February 28, 2018, net cash provided by financing activities was $235,553, compared to $70,819 in the same period in 2017.

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

Off-Balance Sheet Arrangements

As of February 28, 2018, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of February 28, 2018, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of February 28, 2018, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of February 28, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report applicable for the period covered by this report.

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	May 24, 2018
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	May 24, 2018
Gregorio Formoso