Form 10-Q
period 2018-05-31
Aim Exploration Inc.
filed 2018-08-14
CIK 1545232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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
Yes  ☐      No ☑

As of August 10, 2018, the registrant had 1,457,555,556 shares of common stock issued and outstanding and 100,000 shares of preferred stock issued and outstanding.

AIM EXPLORATION INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2018
(Unaudited)

Condensed Consolidated Balance Sheets of May 31, 2018 (Unaudited) and August 31, 2017

Condensed Consolidated Statements of Operations for the 3 and 9 months ended May 31, 2018 & 2017 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the 9 months ended May 31, 2018 & 2017 (Unaudited)

Notes to the Condensed Consolidated Financial Statements (Amended) (Unaudited)

AIM EXPLORATION INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	May 31, 2018	Aug 31, 2017
CURRENT ASSETS
Cash	$29	$802
Prepaid deposits and services – Note 4	27,500	11,340
Total Current Assets	27,529	12,142

Mineral property – Note 5	804,656	804,656

TOTAL ASSETS	$832,185	$816,798

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities – Note 6	$319,697	$319,878
Loans payable – Note 7	25,650	44,270
Loans payable – related party – Note 8	630,917	557,576
Convertible note, net of unamortized discount – Note 9	708,630	634,555
Derivative liability – Note 10	652,059	729,180
TOTAL LIABILITIES	2,336,953	2,285,459

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized
1,000,000 shares of preferred stock, $0.001 par value Issued and outstanding 100,000 shares (100,000 as at August 31, 2017) – Note 11	100	100
1,500,000,000 shares of common stock, $0.001 par valueIssued and outstanding 1,267,153,053 shares (724,370,720 shares outstanding as at August 31, 2017) – Note 11	1,390,367	847,585
Additional paid in capital	2,606,167	2,451,570
Shares receivable	(5,090)	(5,090)
Accumulated deficit	(5,496,312)	(4,762,826)

TOTAL STOCKHOLDERS' DEFICIT	(1,504,768)	(1,468,661)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$832,185	$816,798

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	9 months ended May 31, 2018	9 months ended May 31, 2017	3 months ended May 31, 2018	3 months ended May 31, 2017
REVENUE
Total Revenue	$-	$-	$-	$-

Gross Profit	-	-	-	-

MINERAL PROPERTY OPERATIONS
Acquisition	-	-	-	-
Exploration	3,636	-	-	-
Total Mineral Property Operations	-	-	-	-

EXPENSES
Accretion	325,828	47,865	89,301	2,864
Consulting fees	33,171	52,432	4,000	18,904
Filling fees	1,436	11,941	-	4,401
Finder’s fees	-	-	-	-
Office & general	36,766	30,635	11,434	10,067
Professional fees	54,201	62,366	11,812	28,722
Public relations	-	67,315	-	22,685
Related party – director’s fees	-	388,833	-	-
Related party – management fees	157,500	135,000	52,500	45,000

Total Expenses	608,902	796,387	169,047	132,643

Loss from operations	(612,538)	(796,387)	(169,047)	(132,643)

Interest expense	(50,000)	(54,640)	(18,855)	(15,682)
Finance costs	(125,475)	(34,593)	(19,561)	(34,593)
Related party – loss on settlement of debt	-	(660,000)	-	-
Unrealized foreign exchange loss	(2,443)	(61,580)	1,210	56
Gain (loss) on derivative liability	56,970	76,270	4,060	66,487

Total Other Income (Expense)	(120,948)	(734,543)	(33,146)	16,268

Net Loss	$(733,486)	$(1,530,930)	$(202,193)	$(116,375)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	970,139,597	607,257,931	1,207,714,647	686,728,348
WEIGHTED AVERAGE NUMBER OF PREFERRED SHARES OUTSTANDING	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	9 months ended May 31, 2018	9 months ended May 31, 2017

OPERATING ACTIVITIES
Net Loss	$(733,486)	$(1,530,930)
Accretion related to convertible note	325,828	47,865
Finance costs and derivative expense	172,476	89,233
Change in fair value of derivative liability	(56,970)	(76,270)
Related party – loss on repayment of debt	-	660,000
Shares issued for services	-	535,832
Adjustments to reconcile Net Loss to net cash used in operating activities:
Prepaid deposits and services	(16,160)	20,964
Accounts Payable	(181)	58,671
NET CASH USED IN OPERATING ACTIVITIES	(308,493)	(194,635)

FINANCING ACTIVITIES
Convertible debt	253,000	63,000
Loans payable	(18,620)	29,000
Loans from related party	73,340	119,008
NET CASH PROVIDED BY FINANCING ACTIVITIES	307,720	211,008

NET (DECREASE) INCREASE IN CASH	(773)	16,373

CASH, BEGINNING OF PERIOD	802	417

CASH, END OF PERIOD	$29	$16,790

The accompanying notes are an integral part of these condensed consolidated financial statements

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2018 (unaudited)

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

Advertising

Advertising costs are expensed as incurred. As of May 31, 2018, no advertising costs have been incurred.

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
May 31, 2018 (unaudited)

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

The following presents the gross value of assets that were measured and recognized at fair value:

	Assets	Liabilities
Level 1	$29	$1,684,894
Level 2	$832,156	$652,059
Level 3	$Nil	$Nil

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
May 31, 2018 (unaudited)

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

Mineral Property Costs

Once the legal right to explore a property has been acquired, the Company capitalized all costs related to mineral property interests on a property-by-property basis. Such costs include mineral property acquisition costs, net of any recoveries. Property acquisition costs include cash costs and the fair market value of issued shares and other share-based payments, paid under option or joint interest agreements. Payment terms are at the sole discretion of the Company and are recorded as acquisition costs upon payment. The Company has capitalized $804,656 of mineral property acquisition costs reflecting its investment in its properties. The Company has receipt of a non-43-101 compliant technical report stating the Company has deposits of approximately 104,000,000 metric tonnes of anthracite coal on its Peruvian mineral properties.

Stock-based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at February 18, 2010. ASC 718-10-30-2 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company has not had any stock and stock options issued for services and compensation for the period from inception (February 18, 2010) through May 31, 2018.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $2,309,424, an accumulated deficit of $5,496,312 and net loss from operations since inception of $5,496,312. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or merging with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing common shares.

The officers and directors have committed to advancing certain costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 4 – PREPAID DEPOSITS AND SERVICES

	May 31, 2018	August 31, 2017
Prepaid services	$-	$6,164
Prepaid deposits	27,500	5,176
	$27,500	$11,340

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2018 (unaudited)

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

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31, 2018	August 31, 2017
Accounts payable	$308,637	$311,598
Accrued liabilities	11,060	8,280
	$319,697	$319,878

NOTE 7 – LOANS PAYABLE

During the nine months ended May 31, 2018, the Company issued unsecured, non-interest bearing loans of $7,000 (May 31, 2017: $127,350) and repaid loans of $25,620 (May 31, 2017: $Nil).

NOTE 8 – LOAN PAYABLE – RELATED PARTY

During the period ended May 31, 2018, a director of the Company advanced $7,655 (May 31, 2017: $123,740). The amounts are unsecured, non-interest bearing and are due on demand. During the same period, the Company made repayments of $91,814 to a director (May 31, 2017: $86,500). Nil common shares (May 31, 2017: 34,285,739 common shares) were issued to repay $Nil of this amount (May 31, 2017: $72,000). (Note 11)

During the period ended May 31, 2018, the Company made repayments to related parties, issuing Nil common shares (May 31, 2017: 189,600,000 common shares) of the Company with a fair value of $Nil (May 31, 2017: $221,440). During the period ended May 31, 2018, management fees totaling $157,500 where accrued as payable to directors and officers of the Company (May 31, 2017: $135,000). During the period ended May 31, 2018, the Company issued Nil common shares (May 31, 2017: 219,444,444 common shares to directors in compensation for their services totaling $Nil (May 31, 2017: $460,833).

As at May 31, 2018, the Company owed related party loans of $630,917 (August 31, 2017: $557,576).

NOTE 9 – CONVERTIBLE NOTE

During the nine months ended May 31, 2018, the Company issued convertible notes with a principal balance of $253,000, with maturity dates between March 11, 2018 and November 30, 2018, and interest rates per annum of 8% - 22%. The principal is convertible into shares of the Company at a conversion rate equal to 60% - 61% of the lowest trading price of the Company’s common stock for the fifteen prior trading days, as defined in the agreements.

During the nine months ended May 31, 2018, 542,782,333 common shares were issued in relation to conversion options exercised during the period, which reduced the convertible debt by $248,363.

The following convertible notes were outstanding as at May 31, 2018 and August 31, 2017:

	May 31, 2018	August 31, 2017
Note balance	$615,878	$586,512
Debt discounts	(52,415)	(64,917)
Accrued interest	145,167	112,959
	$708,630	$634,554

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2018 (unaudited)

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

During the period ended May 31, 2018, the Company recognized change in fair value of the derivative liability of $56,970 related to the change in fair value of the conversion feature. The change in fair value of the conversion feature was recorded through operating results.

NOTE 11 – CAPITAL STOCK

On April 25, 2016, the Company consolidated its share capital on a 250:1 basis. All common shares and per share amounts have been restated to reflect this share consolidation.

The Company has authorized 250,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

At May 31, 2018, 1,267,153,053 shares of common stock were issued and outstanding, and 100,000 shares of preferred stock were issued and outstanding.

Nine months ended May 31, 2018

During the nine months ended May 31, 2018, the Company issued 542,782,333 common shares pursuant to the exercise of the option attached to outstanding convertible notes.

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

AIM EXPLORATION INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2018 (unaudited)

NOTE 11 – CAPITAL STOCK (CONTINUED)

Share purchase warrants

As at May 31, 2018, the following share purchase warrants issued in connection with convertible notes were outstanding:

NUMBER OF WARRANTS	EXERCISE PRICE	EXPIRY DATES
9,258,535	$0.0052	September 11, 2022
6,091,617	$0.0047	September 22, 2022
5,611,672	$0.0047	October 27, 2022
20,576,130	$0.0018	December 12, 2022
13,227,512	$0.0013	January 30, 2023
14,244,872	$0.0016	February 27, 2023
23,148,138	$0.0007	April 20, 2023
92,158,476

A summary of the changes in warrants for the period ended May 31, 2018 and year ended August 31, 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, August 31, 2016 and 2017	-	-	-
Issued	92,158,476	$0.0021	4.63 years
Balance, May 31, 2018	92,158,476		4.63 years

NOTE 12 – LOSS PER SHARE

The Company calculates the basic and diluted loss per common share using the weighted average number of common shares outstanding during each period. To compute diluted earnings per share, the average number of shares outstanding is adjusted for the number of potentially dilutive shares.

	NINE MONTHS ENDED MAY 31,
	2018	2017

Issued shares beginning of year	724,370,720	22,392,729
Weighted average issuances	245,768,877	584,865,202
Basic weighted average common shares, end of year	970,139,597	607,257,931

NOTE 13 – SUBSEQUENT EVENTS

1.
Subsequent to May 31, 2018, the Company issued 232,846,947 common shares pursuant to the exercise of options attached to outstanding convertible notes.

2.
Subsequent to May 31, 2018, the Company issued convertible notes with a principal balance of $26,500.

3.
Subsequent to May 31, 2018, a director of the Company retired 100,000,000 shares in an effort to ensure the Company did not exceed the number of common shares authorized.

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

Results of Operations for the Nine Months Ended May 31, 2018 Compared to the Same Period in 2017

No Revenues

Since our inception on February 18, 2010 to May 31, 2018, we have not yet earned any revenues. As of May 31, 2018, we have an accumulated deficit of $5,496,312. At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $733,486 for the nine months ended May 31, 2018 compared to our net loss of $1,530,930 for the nine months ended May 31, 2017. The decrease in net loss was mainly due to decrease director’s fees and public relations costs. Since February 18, 2010 (date of inception) to May 31, 2018, we have incurred a net loss of $5,496,312.

Expenses

Our total operating expenses for the nine months ended May 31, 2018 were $612,538 compared to $796,387, for the same period in 2017. Our consulting fees decreased by $19,261 from $52,432 to $33,171 for the nine months ended May 31, 2018. Director’s fees paid to related parties decreased by $388,833 from $388,833 to $Nil for the nine months ended May 31, 2018. Filing fees decreased by $10,505 from $11,941 to $1,436 for the nine months ended May 31, 2018. Management fees paid to related parties increased by $22,500 from $135,000 to $157,500 for the nine months ended May 31, 2018. Office and general costs consisting of bank charges, travel, meals and entertainment, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies, increased by $6,131 from $30,635 to $36,766 for the nine months ended May 31, 2018. Professional fees decreased by $8,165 from $62,366 to $54,201 for the nine months ended May 31, 2018. Public relation costs decreased by $67,315 from $67,315 to $Nil for the nine months ended May 31, 2018.

In addition, we incurred costs related to the convertible notes issued and outstanding during the comparable periods. Interest expense relating to such notes decreased by $4,640 from $54,640 for the nine months ended May 31, 2017 to $50,000 for the nine months ended May 31, 2018. Accretion increased by $277,963 from $47,865 to $325,828 for the nine months ended May 31, 2018. Finance costs increased by $90,882 from $34,593 to $125,475 for the nine months ended May 31, 2018. A change in the fair value of the derivative liability in the amount of $56,970 was recognized during the nine months ended May 31, 2018 compared to a change of $76,270 during the nine months ended May 31, 2018.

Liquidity and Capital Resources

Nine Month Period Ended May 31, 2018

As at May 31, 2018, our total assets were $832,185 compared to $816,798 in total assets at August 31, 2017. As at May 31, 2018, our current liabilities were $2,336,953 compared to $2,285,459 in current liabilities at August 31, 2017; these liabilities were comprised of accounts payable and accrued liabilities of $319,697 (August 31, 2017: $319,878), loans payable of $25,650 (August 31, 2017: $44,270), loans from related party of $630,917 (August 31, 2017: $557,576), convertible notes, net of unamortized discount of $708,630 (August 31, 2017: $634,555) and a derivative liability of $652,059 (August 31, 2017: $729,180). Stockholders’ deficit was $1,504,768 as of May 31, 2018, compared to stockholders' deficit of $1,468,661 as of August 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended May 31, 2018, net cash flows used by operating activities was $308,493, compared to $194,635 provided by the same period in 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements, convertible notes or the issuance of equity. For the nine months ended May 31, 2018, net cash provided by financing activities was $307,720, compared to $211,008 in the same period in 2017.

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

Off-Balance Sheet Arrangements

As of May 31, 2018, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of May 31, 2018, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of May 31, 2018, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of May 31, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report applicable for the period covered by this report.

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

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ James Robert Todhunter	President, Chief Executive Officer	August 10, 2018
James Robert Todhunter

/s/ Gregorio Formoso	Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director	August 10, 2018
Gregorio Formoso